Form 10-K
period 1996-12-30
AMERIKING INC
filed 1997-03-28
CIK 1014599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1996

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                       COMMISSION FILE NUMBER 333-04261

                                AMERIKING, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 36-3970707


   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)



  2215 ENTERPRISE DRIVE, SUITE 1502                       60154
        WESTCHESTER, ILLINOIS                          (ZIP CODE)

   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 708-947-2150

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE
        OF
        EACH    NAME OF EACH EXCHANGE ON
        CLASS       WHICH REGISTERED
        -----   ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               (TITLE OF CLASS)
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of March 15, 1997 was approximately $47,454.

  The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1997 was 893,290 of common stock, $.01 par value per Share (the "Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K.

                                                            PART OF FORM 10-K
                        DOCUMENT                            WHERE INCORPORATED
                        --------                            ------------------
      AmeriKing's Inc.                                           Part IV
       Registration Statement (Reg. No. 333-04261)


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    ITEM 1.  BUSINESS...................................................     1
    ITEM 2.  PROPERTIES.................................................     9
    ITEM 3.  LEGAL PROCEEDINGS..........................................     9
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    10
 PART II
    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................    10
    ITEM 6.  SELECTED FINANCIAL DATA....................................    10
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    13
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    18
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................    35
 PART III
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    35
    ITEM 11. EXECUTIVE COMPENSATION.....................................    37
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................    40
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    41
 PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES....................    43
             Financial Statements Included in Item 6....................    43
             Schedules Omitted as Not Required and Inapplicable.........    43
             Exhibits...................................................    43

                                    PART I

  Certain statements in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of AmeriKing, Inc. ("AmeriKing" or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, governmental regulations; regional weather conditions; construction schedules; and other factors referenced in this Form 10-K.

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

  On March 20, 1997, the Company entered into a contract to sell to a third party franchisee, 10 restaurants in the south Chicago suburban area, as required by the acquisition of the Franchise restaurants, for $8.2 million in cash. For fiscal 1996, the restaurants to be sold accounted for approximately $11.4 million and $700,000 of the Company's revenues and restaurant contribution, respectively. The closing of the sale of the restaurants is expected to occur in the second quarter of fiscal 1997, at which time the Company will recognize a gain on sale of the stores in the amount of approximately $1.9 million.

GENERAL DEVELOPMENT

  AmeriKing is the second largest independent Burger King franchisee in the United States with 184 restaurants located primarily in eleven Midwestern and Southern states. The Company was formed in 1994 by a group consisting of independent Burger King franchisees, former Burger King Corporation ("BKC") executives and The Jordan Company. Since inception, the Company has acquired 175 Burger King restaurants and developed nine new Burger King restaurants.

  AmeriKing, Inc. and its wholly owned subsidiary, National Restaurant Enterprises, Inc. were organized as Delaware corporations and incorporated on August 17, 1994. AmeriKing's principal executive offices are located at 2215 Enterprise Drive, Suite 1502, Westchester, Illinois, 60154. Its telephone number is (708) 947-2150.

BURGER KING CORPORATION

  Overview. According to information publicly filed by Grand Metropolitan, PLC, the parent corporation of BKC, BKC is the second largest restaurant franchisor in the world, with system-wide restaurant sales of $9.0 billion for its fiscal year ended September 30, 1996. There are more than 8,000 Burger King restaurants worldwide, of which over 90% are operated by approximately 1,500 independent franchise groups. Burger King's share of the quick-service hamburger restaurant market grew from 18% in 1995 to 19.2% in 1996. As is the case for all Burger King franchisees, the Company is required to comply with BKC guidelines as to menu and operations, restaurant configurations and marketing and promotion.

  Menu and Operations. The Burger King system philosophy is characterized by its "Have It Your Way" service, flame-broiling, generous portions and competitive prices. Each of the Company's Burger King restaurants offers a standard menu containing a variety of traditional and innovative food items. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is The Whopper(R) sandwich. The

Whopper is a large, flame-broiled hamburger on a toasted bun garnished with combinations of lettuce, onions, pickles, tomatoes and mayonnaise. At present, the standard menu of all Burger King restaurants consists primarily of hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, breakfast items, french fried potatoes, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited times.

  The Company's Burger King restaurants are typically open seven days per week with minimum operating hours from 7:00 AM to 11:00 PM. Burger King restaurants are of distinctive design and are generally located in high-traffic areas throughout the United States. The Company believes that convenience of location, speed of service, quality of food and price/value of food served are the primary competitive advantages of Burger King restaurants. The Company believes that it will continue to realize significant benefits from its affiliation with BKC as a result of the widespread recognition of the Burger King brand, the effectiveness of BKC's national marketing programs and the overall management of the Burger King system, including product development, quality assurance and strategic planning.

  The Company participates in a variety of Burger King programs designed to increase restaurant revenues and profitability. In October 1993, BKC implemented the first stages of a nationwide Value Menu Program. The program consisted of discounted combination meals and menu items designed to give the consumer greater value while increasing customer traffic and profitability. BKC has also focused its efforts on a back-to-basics marketing strategy by eliminating over 30 items from its menu and emphasizing its core hamburgers, french fries and soft drinks. In addition, as part of its "Bigger, Better Burgers" campaign, BKC increased its standard hamburger patty size to 2.8 ounces, which is 75% larger than McDonald's current standard size of 1.6 ounces.

  Restaurant Configurations. The Company's Burger King restaurants consist of one of several building types with various layouts, seating capacities and engineering specifications. BKC's traditional restaurant contains approximately 2,500 square feet, seats 86 customers and offers interior design flexibility. BKC also features alternative restaurant formats ranging in size from 500 to 4,000 square feet and seating capacities ranging up to over 100 customers. BKC has developed a number of standard and non-traditional restaurant formats which enable maximum seating capacities from available square footage in such facilities as airports, hospitals, college campuses, gas stations and retail shopping centers. Substantially all of the Company's restaurants are traditional free-standing restaurants with seating capacities of at least 50 and which contain drive-thru windows. According to BKC, over 50% of all restaurant sales in the Burger King system are generated from drive-thru windows.

  National Marketing and Promotion. The Burger King brand has been in existence for over 40 years. BKC currently has an annual advertising and promotional budget of over $240 million to heighten brand awareness. BKC's advertising campaigns are generally carried on television, radio and in mass circulation print media (national and regional newspapers and magazines). BKC franchisees are required to contribute 4.0% of monthly gross sales from restaurant operations to a BKC advertising fund, which contributions are generally utilized by BKC for its advertising and promotional programs and public relations activities. BKC has also entered into selective partnership arrangements to help promote its products.

COMPANY OPERATIONS

  Management Structure. All executive management, finance, marketing and operations support functions are conducted centrally at the Company's Westchester, Illinois headquarters. In each of its six regions (Chicago, Virginia, Colorado, Texas, Tennessee and Cincinnati), the Company has a regional managing director who is responsible for the operations of all Company Burger King restaurants within the assigned region. Each of these managing directors must be approved by BKC. Supporting the managing director in Chicago are two directors of operations (who each oversee an average of 58 restaurants), who supervise 17 district managers (who directly supervise five to nine restaurants each). The five other managing directors are also supported by district managers. The district managers are responsible for direct oversight of the day-to-day operations of the Company's Burger King restaurants. Typically, district managers have previously served as restaurant managers within the Burger King system. A typical Company restaurant is staffed with a full-time manager, one to three assistant managers and full-and part-time hourly employees.

  Management Incentives and Retention. Managing directors, directors of operations, district managers and most restaurant managers are compensated with a fixed salary plus a bonus based upon the performance of the restaurants under their supervision. Evaluation criteria include compliance with Burger King's restaurant operating guidelines and restaurant profitability. Senior management believes that the Company's larger size and regional focus provide significant professional development opportunities for the Company's management and operating personnel not available to smaller franchisees. The Company believes that its compensation structure and professional development opportunities are significant advantages in attracting and retaining qualified management personnel.

  Training. The Company maintains a comprehensive training and development program for all of its personnel. This program emphasizes the Burger King system-wide operating procedures, food preparation methods and customer service standards. The management training program features an intensive five week hands-on restaurant training period, followed by two weeks of classroom instruction (one week of simulated restaurant management activities and one week of food sanitation). Special emphasis is placed on quality food preparation, service standards and total customer satisfaction. Upon certification, new managers work closely with experienced managers to solidify their skills and expertise. The Company's existing restaurant managers regularly participate in the Company's ongoing training efforts, including classroom programs and in-restaurant programs. In addition, BKC's training and development programs are also available to the Company.

  Management Information System. The Company's customized management information system, REMACs, provides daily tracking and reporting of customer traffic counts, sales, average check values, menu item sales, inventory variances, key labor measures and other detailed information in comparative form, by individual restaurant and for the Company as a whole. The Company's integrated management information system, typically installed in its restaurants within 60 to 90 days of acquisition, transmits data on a daily basis to Company headquarters. This information is available by 6:00 AM the following day and can be accessed by district managers on a remote basis using a laptop computer. The Company's sophisticated management information system, typically not affordable by smaller Burger King franchisees and other smaller quick-service restaurant chains, provides management with the ability to identify and quickly capitalize on restaurant sales enhancement and profit opportunities. The Company utilizes its management information system to: (i) minimize shrinkage and control labor costs; (ii) monitor point-of-sale order taking; (iii) effectively manage inventory; and (iv) quickly integrate accounting systems following acquisitions. Customized exception reporting is used to focus operations on high priority issues and opportunities. The Company also utilizes the system to increase sales revenues by assisting restaurant managers in optimally scheduling the restaurant work force during any particular shift at the restaurant work stations for which they are best qualified. In addition, the system enables the Company to analyze various promotional programs using product mix information.

FRANCHISE AGREEMENTS

  The Company operates Burger King restaurants through its wholly owned subsidiaries, each of which is a party to a BKC franchise agreement. The BKC franchise agreements do not grant any franchisee exclusive rights to a defined territory; however, the Company, based upon its review of BKC's Uniform Franchise Offering Circular and its experience with BKC, believes that BKC generally seeks to ensure that newly granted franchises do not materially affect the operations of existing Burger King restaurants. Acceptance as a franchisee is based upon several factors, including management experience, qualifications, financial status and net worth. The franchise agreements require, among other things, that all restaurants be of standardized design and operated in a prescribed manner, including utilization of the standard Burger King menu. Most franchise agreements provide for a term of 20 years, and, at the option of the franchisee and BKC, a renewal (successor) franchise agreement may be granted by BKC provided that the restaurant meets BKC's operating standards applicable at that time and the franchisee is not in default under the relevant franchise agreement. The BKC franchise agreements are noncancelable except for failure to abide by the terms thereof and in certain other limited circumstances.

  BKC franchise agreements generally are renewable for an additional term based upon the form of franchise agreement applicable at that time, provided that the franchisee (i) pays a successor franchise fee equal to the franchise fee applicable at that time, (ii) has demonstrated an ability to operate the business consistent with the standards set forth in the franchise agreement,
(iii) agrees to make capital improvements to the subject restaurant to bring the restaurant up to BKC's image standards applicable at that time and (iv) is not then currently in default with respect to any other obligations to BKC, including pursuant to other franchise agreements. The Company, through its district managers, closely supervises the operation of all of its restaurants to ensure that operating policies are followed and that the requirements of the franchise agreements are met. The amount of capital expenditures that may be required to bring a restaurant up to BKC's current standards at any given time varies widely depending upon the magnitude of the required changes and the degree to which the franchisee has made interim changes to the restaurant. Within five years of December 30, 1996, 30 of the Company's subsidiaries' current 184 franchise agreements with BKC, which contributed $30.7 million in restaurant sales in fiscal 1996, are scheduled to expire.

  The Company intends to expand its operations of Burger King restaurants through both new restaurant development and acquisitions. Pursuant to current BKC policies and procedures applicable to the Company, BKC's approval is required for the development of new Burger King restaurants by the Company and the acquisition of Burger King restaurants by the Company from other Burger King franchisees. BKC's consent to such renewals, acquisitions or development may be withheld in BKC's sole discretion.

  Current BKC policies and procedures also place certain restrictions on the management structure of the Company and its subsidiary franchisees. For example, a managing owner and an owner must be named in each franchise agreement. The managing owner has the authority to bind the franchisee in its dealings with BKC and to direct any action necessary to ensure compliance with the franchise agreements and related documents, including leases with BKC. In addition, the managing owner is personally liable to BKC for the franchisee's obligations under such agreements. Also, each franchise agreement requires that a managing director be designated to ensure that the day-to-day operation of the relevant franchised restaurant complies with BKC's standards. BKC has the right to terminate its franchise agreement with a franchisee if (i) the franchisee or the managing owner is convicted of a crime punishable by a term of imprisonment in excess of one year or (ii) the franchisee, the managing owner or a managing director engages in conduct which reflects unfavorably on the franchisee or Burger King system generally. Managing owners cannot be replaced without receiving the consent of BKC. In addition, absent BKC's prior written consent, managing owners are required to hold a 5% voting interest in a corporate franchise and to personally guarantee the franchisee's obligations to BKC. Furthermore, no managing owner or owner may sell, encumber or otherwise transfer any portion of his equity interest in the Company without first obtaining the consent of BKC. After the transfer of its equity interest, managing owners remain personally obligated to BKC under the franchise agreements and any other agreements between the franchisee and BKC, unless such obligation has been fully satisfied or waived by BKC.

  Pursuant to the BKC franchise agreements, BKC may terminate all the franchise agreements with the Company's subsidiary franchisees or the applicable subsidiary franchisee if, as applicable, any person serving on the board of directors of the Company or the applicable subsidiary franchisee is
(i) an employee of BKC, (ii) an owner (subject to certain exceptions), board member or principal or employee of any business that is then approved by BKC as a supplier to the Burger King system or (iii) an owner (subject to certain exceptions), board member or principal or employee of any hamburger restaurant business other than the Burger King restaurant business.

OBLIGATIONS TO BURGER KING CORPORATION

  BKC franchise agreements provide for a one-time franchise fee (currently $40,000), a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. During fiscal 1996, the Company paid BKC an aggregate of $6.9 million in royalty fees and $9.2 million in advertising contributions.

  BKC is the lessor on approximately 60% of the Company's currently leased properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. The Company guarantees all of the obligations of its subsidiaries under these leases. Under certain lease agreements with BKC affiliates, the Company's subsidiaries made rent payments aggregating $10.1 million during fiscal 1996. In connection with the execution of the lease agreements, the Company guaranteed the payment and performance obligations of each of its subsidiaries. In addition, the Company has agreed to guarantee the payment and performance obligations under each of the franchise agreements between BKC and its subsidiary franchisees.

  As required by BKC regulations, the Company's obligations under the Senior Notes (as defined), the Senior Preferred Stock (as defined) and, if issued, the Exchange Debentures (as defined) will be subject to an intercreditor agreement pursuant to which the Company's obligations in respect of such securities are subject to the prior payment in full of all indebtedness, liabilities and other obligations of the Company and its subsidiaries to BKC under the BKC franchise agreements, BKC leases and any other indebtedness of the Company and its subsidiaries to BKC.

  The Company has committed to BKC that, without BKC's prior written consent,
(i) it will not pay cash dividends on the Senior Preferred Stock on or prior to December 1, 2001 and (ii) it will not pay cash dividends to holders of Common Stock until the Senior Notes are repaid in full and the Senior Preferred Stock is redeemed or otherwise retired. In addition, the Company has committed to BKC that it will make capital expenditures at its AmeriKing Tennessee Corporation I restaurants of approximately $1.5 million on or before September 7, 1997, of which approximately half had been made as of December 30, 1996. The Company has further committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The Company has also committed to BKC that it will develop 17 restaurants in fiscal 1997. In the event the Company fails to develop at least 14 restaurants in fiscal 1997, the Company will pay BKC $150,000. In addition, to the extent the Company develops 13 or fewer restaurants in fiscal 1997, the Company will be obligated to pay BKC $75,000 for each restaurant less than 14 it fails to develop.

ADVERTISING AND PROMOTION

  The Company supplements BKC's current $240 million annual advertising budget and promotional activities with local advertising and promotions, including purchasing additional television, radio and print advertising and running promotional programs that support national programs with local tie-ins to other consumer brands. These local tie-ins have included cross promotions with the Colorado Rockies, Fannie May Candies and Northwestern University, among others. Other promotional programs include coupons and price discounts, which are tailored by the Company to appeal to its customer base depending on demographics and other factors, thereby creating flexible and directed marketing programs. For fiscal 1996, the Company spent approximately $834,000 on supplemental local advertising and promotions, and plans to continue its local advertising and promotional programs at comparable levels in the future.

SUPPLIES AND DISTRIBUTION

  The Company is a member of a national purchasing cooperative created by and for the Burger King system known as Restaurant Services, Inc. ("RSI"). RSI is an independent, member-owned, non-profit cooperative which provides services on behalf of, and for the benefit of, Burger King restaurant operators. RSI negotiates the lowest cost for the Burger King system while improving quality, enhancing competitiveness and ensuring the best possible value. RSI has the sole and exclusive responsibility for negotiating purchasing arrangements for the Burger King system with respect to certain paper goods, restaurant supplies, food and drink products, certain equipment and many other items mutually agreed to by Burger King franchisees for use in the Burger King system. The Company uses its purchasing power to negotiate directly with certain other vendors, as well as each of its distributors, to obtain favorable pricing and terms for the distribution of its products. Currently, the Company's primary distributor of foodstuffs and supplies is ProSource Distribution Services, Inc. ("ProSource").

  All BKC-approved suppliers are required by BKC to purchase all foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for quality control and supervision of these manufacturers and purveyors, and BKC monitors all BKC-approved manufacturers and purveyors of its foodstuffs. BKC regularly visits these manufacturers and purveyors to observe the preparation of the foodstuffs and conducts various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers, distributors and franchisees. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met.

  The Company believes that reliable alternative sources for virtually all restaurant supplies are readily available at competitive prices should the arrangements with ProSource or any other existing supplier or distributor change.

QUALITY ASSURANCE

  The Company's operations are focused on achieving a high level of customer satisfaction, with speed, accuracy and quality of service closely monitored. The Company's senior management and restaurant management staff are principally responsible for ensuring compliance with the Company's and BKC's operating procedures. The Company and BKC have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. Detailed reports from the Company's own management information system and surveys conducted by the Company or BKC are tabulated and distributed to management on a regular basis to help maintain compliance. In addition to customer satisfaction, these reports track comparable sales and customer counts, labor and food costs, inventory levels, waste losses and cash balances.

  All Burger King franchisees operate subject to a comprehensive regimen of quality assurance standards set by BKC, as well as standards set by Federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness. In addition, BKC has set maximum time standards for holding unsold prepared food. For example, sandwiches and french fries are required to be discarded after ten minutes and seven minutes following preparation, respectively. The "conveyor belt" cooking system utilized in all Burger King restaurants, which is calibrated to carry hamburgers through the flame broiler at regulated speeds, is one of the safest cooking systems among major quick-service restaurants and helps to ensure that the standardized minimum times and temperatures for cooking are met.

  The Company closely supervises the operation of all of its restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. In addition, BKC may conduct unscheduled inspections of Burger King restaurants throughout the nationwide system.

BUSINESS STRATEGY

  AmeriKing's business strategy is to continue to increase revenues, restaurant contribution and earnings before interest, taxes, depreciation and amortization. The Company's strategy is based on the following elements:

  Develop New Burger King Restaurants in Existing Markets. The Company seeks to develop new Burger King restaurants in existing markets where it has established a significant presence, enabling the Company to enhance its operating leverage and increase overall margins and profitability. Management believes that the underpenetration of the Burger King system relative to other quick-service hamburger concepts provides the Company with significant new development opportunities. Furthermore, management believes the Company's new restaurant development risk is substantially reduced due to: (i) the proven success of the Burger King concept; (ii) the predictability of development costs and restaurant profitability compared to that of newer restaurant concepts; and (iii) management's extensive experience within the Burger King system. The Company currently leases all but one of its properties, minimizing its cost to develop new restaurants.

  To date, the Company has developed nine new restaurants. Prior to developing a new restaurant, the Company's senior management conducts an extensive site selection process with significant input from BKC's development field personnel, including an analysis of projected development costs and anticipated profitability on a per location basis. The Company also uses regional and local developers, as well as former Burger King restaurant owners with significant knowledge of local markets, to assist in site selection and in reviewing zoning requirements and other regulatory matters related to the construction of new Burger King restaurants.

  Pursue Strategic Acquisitions of Burger King Restaurants. The Company intends to selectively pursue strategic acquisitions in the highly fragmented, growing Burger King system. Since 1994, the Company has successfully completed 175 restaurant acquisitions for an aggregate purchase price of approximately $138 million. The Company evaluates each prospective acquisition using a set of stringent criteria, including the potential for future fill-in acquisitions and new restaurant development in targeted markets and the overall attractiveness of market demographics. The Company seeks to enter new geographic markets through acquisitions that provide the critical mass necessary to realize operating efficiencies. Six of the Company's nine acquisitions to date have been of large, regional operations, each consisting of more than 10 restaurants. AmeriKing seeks to augment new market acquisitions with fill-in acquisitions, which enable the Company to:
(i) achieve greater restaurant penetration within existing markets; (ii) capitalize on its significant operating leverage; and (iii) increase operating margins and profitability. The Company continually engages in discussions with Burger King franchisees, including with respect to the potential acquisition of the business or assets of such franchisees.

  The Company's key criteria when evaluating new market acquisitions are the future opportunities for fill-in acquisitions, potential for new restaurant development in the area, the overall attractiveness of the market from a demographic perspective and the acquisition price relative to historical and expected financial performance of these restaurants. Typically, key operating personnel of acquired restaurants are retained to oversee the operation with the added benefit of the Company's sophisticated management information systems and other corporate resources.

  The Company's fill-in acquisitions typically involve smaller, local operations in areas in, or contiguous to, the Company's existing operations. An example of a typical fill-in acquisition is the Company's acquisition in September 1995 of five additional restaurants in Denver, Colorado. An example of a larger fill-in acquisition is the Company's acquisition in November 1994 of 39 additional restaurants in the Chicago market.

  The table below summarizes each of the Company's acquisitions, representing 175 restaurants, since its inception.

                                                       NUMBER OF
      ACQUISITION                                     RESTAURANTS        TYPE OF
          DATE                   STATE                 ACQUIRED           SELLER
      -----------                -----                -----------        -------
     September 1994     Illinois/Indiana                   68           BKC
     September 1994     Texas/Colorado                     11           Management
     September 1994     Colorado                            3           Management
     November 1994      Illinois/Wisconsin                 39           Franchisee
     September 1995     Colorado                            5           Franchisee
     October 1995       Illinois                            2           BKC
     November 1995      Tennessee/Georgia                  11           Franchisee
     February 1996      Virginia/North Carolina            24           Franchisee
     February 1996      Kentucky/Ohio/Indiana              12           Franchisee

  Achieve Operating Efficiencies. The Company's large number of restaurants, centralized management structure and advanced management information systems enable the Company to: (i) tightly control restaurant and corporate level costs; (ii) capture economies of scale by leveraging its existing corporate overhead structure; and (iii) continuously monitor point-of-sale data to more efficiently manage its restaurant operations. The Company has experienced both restaurant-level and corporate-level savings as a result of its size and related bargaining power, particularly with respect to food and paper purchasing and distribution, restaurant maintenance services and general liability insurance.

  Capitalize on Strong Support from Burger King Corporation. The Company believes that it realizes significant benefits from its affiliation with BKC as a result of: (i) the widespread recognition of the Burger King name and products; (ii) BKC's management of the proven, successful Burger King concept, including new product development, quality assurance and strategic planning;
(iii) the size and market penetration of BKC's approximate $240 million annual media budget; and (iv) the expected continued growth of the Burger King system. During BKC's fiscal year ended September 30, 1996, a record number of 836 new restaurants were added to the Burger King system.

  Leverage Sophisticated Management Information System. The Company's customized integrated management information system, REMACs, typically not affordable by smaller Burger King franchisees and other smaller quick-service restaurant chains, provides management with the ability to identify and quickly capitalize on restaurant sales enhancement and profit opportunities. The Company utilizes its management information system to: (i) minimize shrinkage and control labor costs; (ii) efficiently schedule labor;
(iii) effectively manage inventory; (iv) analyze product mix and various promotional programs using point-of-sale information; and (v) quickly integrate accounting systems following acquisitions.

  Consistently Provide High Quality Products and Superior Customer Service. As the number of restaurants that the Company owns in a particular market increases, the Company has a greater ability to (i) ensure overall customer satisfaction in that market through consistency in food quality, service and restaurant appearance and (ii) coordinate and influence local Burger King advertising and promotional programs and pricing policies. In addition, the large number of restaurants that the Company owns and the corresponding professional development opportunities permit the Company to attract and retain strong regional, district and individual restaurant management. Most of these managers receive significant incentive compensation based on compliance with Burger King's restaurant operating guidelines and restaurant profitability.

COMPETITION

  The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. The Company's Burger King restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants offering low-priced and medium-priced food. Convenience stores, grocery stores, delicatessens, food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with the Company. In the Company's markets, McDonald's, Wendy's and Hardees provide the most significant competition.

  McDonald's operates more restaurants than the Company in all but one of the Company's current markets and is the Company's largest competitor. According to publicly available information, as of December 31, 1996, the McDonald's system comprised 21,022 restaurants and total system-wide revenues for McDonald's for the year ended December 31, 1996 were $31.8 billion. The Company believes that product quality and taste, name recognition, convenience of location, speed of service, menu variety, price, and ambiance are the most important competitive factors in the quick-service restaurant industry and that its Burger King restaurants effectively compete in each category.

  The Company faces competition in its expansion plans. Potential Burger King development and acquisition competitors include BKC, which has exercised its right of first refusal with respect to previously proposed restaurant sales, controls the areas in which new Burger King restaurant sites can be developed and may impose, as a condition to its consent to any proposed acquisition or development opportunity, conditions, limitations or other restrictions on the Company and its activities. Other potential competitors in acquiring and developing Burger King restaurants include other investors and existing Burger King franchisees. The Company also competes with other quick-service restaurant operators and developers for the most desirable site locations.

GOVERNMENT REGULATION

  The Company is subject to various Federal, state and local laws affecting its business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled restaurants are subject to state and local building code and zoning requirements. In connection with the remodeling and alteration of the Company's Burger King restaurants, the Company may be required to expend funds to meet certain Federal, state and local regulations, including regulations requiring that remodeled or altered restaurants be accessible to persons with disabilities. The Company is also subject to Federal and state environmental regulations, although such regulations have not had a material effect on the Company's operations taken as a whole. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.

  The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates related to the Federal minimum wage and increases in the minimum wage, including those recently enacted by the U.S. Government, would increase the Company's labor costs.

  The Company is also subject to various local, state and Federal laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. In an effort to prevent and, if necessary, to correct environment problems, the Company conducts environmental audits of proposed restaurant sites in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such restaurant.

  The Company believes that it conducts its operations in substantial compliance with applicable laws and regulations governing its operations.

EMPLOYEES

  As of December 30, 1996, the Company employed 738 full-time salaried employees and approximately 5,515 full-time and part-time hourly employees. Of the Company's full-time employees, 35 are involved in overseeing restaurant operations, 474 are involved in the management of individual restaurants, and the remainder are responsible for corporate administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company currently operates all but one of its restaurants on locations where it leases the land and the buildings. BKC is the lessor on approximately 60% of such properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. Most of the Company's leases are coterminous with the related franchise agreements and require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Generally, the terms of the leases require lease payments equal to the greater of a fixed minimum annual rent or 8.5% of annual gross sales.

  Within five years of December 30, 1996, 30 of the Company's 184 current restaurant leases are due to expire. The Company believes that it will generally be able to renew leases at commercially reasonable rates as they expire. During fiscal 1996, the Company renewed each of its two leases expiring during such fiscal year on terms generally consistent with those of the expiring leases.

  The Company's headquarters are located in an approximately 16,000 square foot leased office space in Westchester, Illinois. The term of the present lease expires on September 30, 1998. The Company believes that its existing central office provides sufficient space to support its expected expansion over the next several years.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the period December 3, 1996, when the Company filed its registration statement pursuant to Rule 424(b) of the Securities Act of 1933, to December 30, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established trading market for the Company's common equity.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain historical financial and operating data for the Company and restaurants formerly owned and operated by BKC (the "BKC Restaurants") and entities controlled by certain members of the Company's current management (the "Management Restaurants") (collectively, the "Initial Acquisitions"). Prior to their acquisition by the Company on September 2, 1994, the BKC Restaurants and the Management Restaurants were not under common control or management. In addition, restaurant contribution for the BKC Restaurants and the Management Restaurants, which reflects restaurant sales net of restaurant operating expenses, does not reflect all costs of operating the BKC Restaurants and Management Restaurants. Accordingly, restaurant sales, restaurant operating expenses and restaurant contribution may not be comparable to or indicative of post-acquisition results. The data presented for the Company as of December 31, 1994 and for the period from September 2, 1994 through December 31, 1994, and for the 1995 and 1996 fiscal years are derived from the Company's audited financial statements appearing elsewhere herein. The Selected Consolidated Financial Information should be read in conjunction with (i) Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8--the audited Consolidated Financial Statements of the Company and the notes thereto.

                                THE INITIAL
                            ACQUISITIONS(1)(2)                THE COMPANY
                          ----------------------- ------------------------------------
                                  JANUARY 1, 1994
                                      THROUGH     SEPTEMBER 2, 1994
                          FISCAL   SEPTEMBER 1,   THROUGH DECEMBER   FISCAL    FISCAL
                           1993        1994          31, 1994(3)      1995      1996
                          ------- --------------- ----------------- --------  --------
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
 DATA:
Restaurant sales........  $82,895     $56,720          $33,931      $139,572  $203,753
Restaurant operating
 expenses:
 Cost of sales..........   25,832      18,602           10,807        44,798    66,071
 Restaurant labor and
  related costs.........   21,998      15,529            8,647        34,526    50,838
 Depreciation and
  amortization..........    2,062       1,366            1,193         4,927     7,386
 Occupancy and other
  operating expenses....   26,405      17,854            9,229        38,930    57,011
                          -------     -------          -------      --------  --------
   Total restaurant
    operating expenses..   76,297      53,351           29,876       123,181   181,306
                          -------     -------
Restaurant
 contribution...........  $ 6,598     $ 3,369
                          =======     =======
General and
 administrative
 expenses...............                                 1,374         6,039    10,067
                                                       -------      --------  --------
Operating income........                                 2,681        10,352    12,380
Other income (expense):
 Interest expense.......                                (1,925)       (8,323)  (11,983)
 Other income
  (expense), net........                                  (324)         (302)   (4,895)
                                                       -------      --------  --------
   Total other income
    (expense)...........                                (2,249)       (8,625)  (16,878)
                                                       -------      --------  --------
Income (loss) before
 extraordinary item and
 provision (benefit) for
 income taxes...........                                   432         1,727    (4,498)
Provision (benefit) for
 income taxes...........                                   191           825    (1,556)
                                                       -------      --------  --------
Income (loss) before
 extraordinary item.....                                   241           902    (2,942)
Extraordinary item--loss
 from early
 extinguishment of
 debt...................                                                        (5,055)
                                                       -------      --------  --------
Net income (loss).......                               $   241      $    902  $ (7,997)
                                                       =======      ========  ========
Preferred stock
 dividends(4)...........                               $   122      $    450  $    753
Weighted average number
 of common shares
 outstanding (in
 thousands)(5)..........                                   970           970       866
Net income per common
 share (before
 extraordinary
 item)(6)...............                               $  0.12      $   0.47  $  (4.28)
Extraordinary item(6)...                                                         (5.84)
                                                       -------      --------  --------
Net income per common
 share(6)...............                               $  0.12      $   0.47  $ (10.12)
                                                       =======      ========  ========
OTHER DATA:
EBITDA(7)...............                               $ 4,021      $ 16,142  $ 23,597
                                                       =======      ========  ========
Capital expenditures:
 Existing restaurants...                               $   239      $  1,416  $  2,424
 New restaurant
  development...........                                                 696     3,219
 Other..................                                   358         1,609     2,655
                                                       -------      --------  --------
   Total capital
    expenditures........                               $   597      $  3,721  $  8,298
                                                       =======      ========  ========
SELECTED OPERATING DATA:
Ratio of earnings to
 fixed charges(8).......                                                 1.1x
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends(8)...........                                                 1.1

                                                      THE INITIAL ACQUISITIONS
                                                    ----------------------------
                                                                JANUARY 1, 1994
                                                      FISCAL        THROUGH
                                                       1993    SEPTEMBER 1, 1994
                                                    ---------- -----------------
                                                       (DOLLARS IN THOUSANDS)
SUPPLEMENTAL OPERATING DATA(9)(10)
RESTAURANT SALES:
BKC Restaurants....................................  $ 70,667      $ 47,762
Management Restaurants:
 Jaro restaurants..................................    10,115         7,400
 Osborn restaurants................................     2,113         1,558
                                                     --------      --------
   Total for Initial Acquisitions..................  $ 82,895      $ 56,720
                                                     ========      ========
RESTAURANT OPERATING EXPENSES:
BKC Restaurants....................................  $ 65,263      $ 45,257
Management Restaurants:
 Jaro restaurants..................................     9,166         6,718
 Osborn restaurants................................     1,868         1,376
                                                     --------      --------
   Total for Initial Acquisitions..................  $ 76,297      $ 53,351
                                                     ========      ========
RESTAURANT CONTRIBUTION:
BKC Restaurants....................................  $  5,404      $  2,505
Management Restaurants:
 Jaro restaurants..................................       949           682
 Osborn restaurants................................       245           182
                                                     --------      --------
   Total for Initial Acquisitions..................  $  6,598      $  3,369
                                                     ========      ========
                                                            THE COMPANY
                                                    ----------------------------
                                                    JANUARY 1,
                                                       1996    DECEMBER 30, 1996
                                                    ---------- -----------------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................  $  1,887      $  5,259
Total assets.......................................   107,236       155,037
Total debt and capitalized leases..................    90,110       108,465
Senior Preferred Stock.............................                  30,303
Total stockholders' equity.........................     8,743           433

-------
 (1) The Initial Acquisitions consist of the 68 BKC Restaurants and the 14 Management Restaurants acquired by the Company on September 2, 1994 from BKC and from entities formerly controlled by certain members of the Company's current management. The information set forth under "Initial Acquisitions" reflects the combined historical financial results of the BKC Restaurants and Management Restaurants for the indicated period during which time the restaurants were owned and operated by BKC and management-controlled entities. The results of the Initial Acquisitions for fiscal 1993 and the period from January 1, 1994 through September 1, 1994 may not be reflective of the ongoing operations of the Company under its current ownership structure.
 (2) Due to the inability of the Company to determine certain expenses for the Initial Acquisitions prior to their acquisition by the Company on a meaningful and consistent basis, net income is not comparable and is not presented for the Initial Acquisitions.
 (3) Reflects the historical results of the Company, including the Initial Acquisitions subsequent to their acquisition by the Company on September 2, 1994. Also includes limited expenses of the Company during the period August 17, 1994 (date of incorporation) to September 2, 1994, during which period the Company had no operations.
 (4) As of December 30, 1996, no dividends have been declared by the Company on either its Class A1 Preferred Stock, Class A2 Preferred Stock or Class B Preferred Stock (collectively the "Preferred Stock") or its 13% Senior Exchangeable Preferred Stock, due 2008 (the "Senior Preferred Stock"). In addition, no cash dividends have been declared by the Company on its Common Stock.
 (5) The weighted average number of common shares outstanding assumes the following changes to the historical number of common shares outstanding:
     (i) the 863.281-for-1 stock split of the shares of Common

    Stock pursuant to the Recapitalization, (as defined) and (ii) for all periods in which there is positive earnings available for the holders of Common Stock, the conversion of immediately exercisable warrants and options to purchase 106,700 shares of Common Stock and Non-Voting Common Stock (as defined).
 (6) Net income per common share was computed by deducting in all periods dividends payable (whether or not declared) to the holders of Preferred Stock and Senior Preferred Stock and using the weighted average number of shares of Common Stock outstanding.
 (7) EBITDA (as defined) represents operating income plus depreciation and amortization (including losses on disposal of fixed assets and provisions for disposition of restaurants and equipment included in occupancy and other operating expenses and other income (expense), net) and management and director's fees (included in other income (expense), net). For fiscal 1996, $152,000 of amortization relative to new restaurant development start up costs was included in other operating expenses. EBITDA is included because the Cash Flow Coverage Ratio (each as defined in the Indenture and the Exchange Debenture Indenture), is calculated on a similar basis. See the Consolidated Statements of Operations of the Company and the related notes to the Consolidated Financial Statements thereto included herein.
 (8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. For fiscal 1996, earnings were insufficient to cover fixed charges by approximately $4.5 million. For fiscal 1996, earnings were insufficient to cover fixed charges and preferred stock dividends by approximately $4.5 million.
 (9) Sets forth for the Initial Acquisitions the components constituting aggregate restaurant sales, restaurant operating expenses and restaurant contributions for the indicated periods.
(10) Jaro restaurants consist of the 11 Management Restaurants acquired from entities owned or controlled by Lawrence Jaro, the Company's current Chief Executive Officer and Chairman of the Company's Board of Directors. Osborn restaurants consist of the three Management Restaurants acquired from entities owned or controlled by William Osborn, the current Vice Chairman of the Company's Board of Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company operates Burger King restaurants through its wholly owned subsidiaries, each of which is a party to a BKC franchise agreement. BKC franchise agreements require a one-time franchise fee (currently $40,000), a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. Most franchise agreements provide for a term of 20 years, and, at the option of the franchise and BKC, a renewal franchise agreement may be granted by BKC upon payment of the then current franchise fee provided that the restaurant meets BKC's operating standards applicable at that time and the franchisee is not in default under the relevant franchise agreement. In addition, the Company has reached a separate agreement with BKC in which the Company has committed to spend 1% of gross sales on local advertising to supplement BKC's national advertising activities.

  As the Company acquires additional Burger King restaurants, it capitalizes the value of franchise agreements based on the number of years remaining on the terms of the agreement and the franchise fee in effect at the time of acquisition (currently, $40,000 over a 20 year term or $2,000 per year) and it capitalizes excess cost over fair value of the other net assets acquired and amortizes goodwill expense for financial statement purposes over a 35-year period. The Company generally purchases assets and is able to deduct goodwill amortization expense for tax purposes over a 15-year period.

  Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has five), as well as sales of promotional products at the Company's restaurants. Historically, merchandise sales have contributed less than 3.0% to restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near the Company's costs.

  EBITDA represents operating income plus depreciation and amortization (including losses on disposal of fixed assets and provisions for disposition of restaurants and equipment) and management and director's fees. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of thirteen months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

  On August 1, 1995, the Company converted its fiscal year to a 52/53 week fiscal year. Due to the conversion, the 1996 and 1995 fiscal years included 364 and 366 days of operating activity, respectively.

  The discussion below of the Company's operating performance for the fiscal years 1996, 1995 and 1994 should be read in conjunction with Item 6--Selected Financial Data contained herein.

FISCAL 1996 COMPARED TO FISCAL 1995

  Restaurant Sales. Total sales increased $64.2 million or 46.0% during fiscal 1996, to $203.8 million from $139.6 million in fiscal 1995, due primarily to the inclusion of the 18 restaurants acquired in 1995 and the 36 restaurants acquired in 1996. In addition, the Company developed 1 new restaurant in 1995 and 8 new restaurants in 1996. In fiscal 1996, newly acquired and newly developed restaurants accounted for $55.3 million and $6.1 million, respectively, of the total increase in restaurant sales. Sales at the 121 comparable restaurants owned by the Company at the end of the fiscal 1996 increased 2.0% primarily due to increases in customer traffic. Restaurant menu prices remained stable during the period.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $58.1 million, or 47.2% during fiscal 1996, to $181.3 million from $123.2 million in fiscal 1995, due primarily to the inclusion of newly acquired restaurants. As a percentage of sales, restaurant operating expenses increased 0.6% to 88.9% in fiscal 1996 from 88.3% in fiscal 1995 due to increases in lower margin non-food sales, labor costs and local advertising costs.

  Cost of sales increased $21.3 million during fiscal 1996, and increased 0.3% as a percentage of sales to 32.4% in fiscal 1996 from 32.1% in fiscal 1995. The percentage increase in cost of sales was due to a 0.5% increase in the cost of non-food sales offset by a 0.2% decrease on the cost of food sales. Several restaurants acquired in 1996 included co-branded units that included significant non-food sales.

  Restaurant labor and related expenses increased $16.3 million during fiscal 1996, and increased 0.3% as a percentage of restaurant sales to 25.0% in fiscal 1996 from 24.7% in fiscal 1995. The percentage increase in restaurant labor was due to an increase in the federal minimum wage, effective October 1, 1996.

  Depreciation and amortization increased $2.5 million during fiscal 1996, to $7.4 million in fiscal 1996 from $4.9 million in fiscal 1995. As a percentage of sales, depreciation and amortization expense remained constant at 3.6% for fiscal 1996 and fiscal 1995. The $2.5 million increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

  Occupancy and other expenses increased $18.1 million during fiscal 1996, but remained constant as a percentage of sales at 27.9% for fiscal 1996 and fiscal 1995. Occupancy expense increased $6.0 million, but decreased 0.6% as a percentage of sales to 10.5% in fiscal 1996 from 11.1% in fiscal 1995, due primarily to lower effective rental rates and lower property taxes as a percentage of sales at the Company's newly acquired restaurants. Rental rates, as a percentage of sales, declined due to higher customer traffic at the Company's restaurants in fiscal 1996. Other operating expenses increased $12.1 million during fiscal 1996, and increased 0.6% as a percentage of sales to 17.4% in fiscal 1996 from 16.8% for fiscal 1995. This increase is primarily due to the accrual of an equipment disposition reserve and a 0.4% increase in local advertising expense.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased $7.5 million or 46.2% to $23.6 million for fiscal 1996 from $16.1 million for fiscal 1995. As a percentage of restaurant sales, EBITDA remained constant at 11.6% in fiscal 1996 and in fiscal 1995.

  Operating Income. Operating income increased $2.0 million or 19.6% to $12.4 million for fiscal 1996 from $10.4 million for fiscal 1995. As a percentage of sales, operating income decreased 1.2%, to 6.2% in fiscal 1996 from 7.4% for fiscal 1995. This decrease was primarily due to the accrual for dispositions of restaurants and restaurant equipment.

FISCAL 1995 COMPARED TO FISCAL 1994

  Restaurant Sales. Restaurant sales increased $48.9 million or 54.0% during fiscal 1995, to $139.6 million from $90.7 million in fiscal 1994 due primarily to the inclusion of 39 Burger King restaurants acquired in December 1994, five Burger King restaurants acquired in September 1995, two Burger King restaurants acquired in October 1995 and 11 Burger King restaurants acquired in November 1995. Combined, the newly acquired restaurants accounted for $46.4 million of the total increase in restaurant sales. In addition, the Company developed one new restaurant in August 1995. Sales at comparable restaurants for all 139 restaurants owned by the Company at the end of fiscal 1995 declined 0.1%, primarily as a result of the discontinuation of extensive promotional couponing at the 39 restaurants acquired in December 1994. Sales at the 82 restaurants owned by the Company since its inception increased $2.5 million or 1.7% primarily due to increases in customer traffic. Restaurant menu prices remained stable during the year.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $40.0 million or 48.0% during fiscal 1995, to $123.2 million from $83.2 million in fiscal 1994, due primarily to the inclusion of the 39 restaurants acquired in December 1994, and the 18 restaurants acquired in fiscal 1995. As a percentage of restaurant sales, restaurant operating expenses declined 3.5% to 88.3% in fiscal 1995 from 91.8% in fiscal 1994, due primarily to decreases in food and paper costs, insurance costs and rents.

  Cost of sales increased $15.4 million during fiscal 1995, but decreased 0.3% as a percentage of restaurant sales to 32.1% in fiscal 1995 from 32.4% in fiscal 1994 due primarily to a 1.0% decline in food and paper costs as a percentage of restaurant sales created by improved distribution efficiencies from restaurant acquisitions. This decline was partially offset by a 0.7% increase in the cost of promotional merchandise.

  Restaurant labor and related expenses increased $10.4 million during fiscal 1995, but remained constant as a percentage of restaurant sales at 26.7% in fiscal 1995 and fiscal 1994. Increases in restaurant labor and related expenses in the early part of fiscal 1995 were offset by improvements in group insurance costs being applied over the larger restaurant base and, the successful application of the Company's information systems technology within the restaurant base. These improvements increased scheduling efficiency and further reduced labor costs as a percentage of restaurant sales.

  Depreciation and amortization increased $2.4 million during fiscal 1995, to $4.9 million in fiscal 1995 from $2.5 million in fiscal 1994. As a percentage of restaurant sales, depreciation and amortization expense increased 0.8% to 3.6% in fiscal 1995 from 2.8% in fiscal 1994, due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

  Occupancy and other expenses increased $11.8 million during fiscal 1995, but decreased 2.0% as a percentage of restaurant sales to 27.9% in fiscal 1995 from 29.9% in fiscal 1994. Occupancy expense increased $4.5 million, but decreased 1.0% as a percentage of sales to 11.1% in fiscal 1995 from 12.1% in fiscal 1994, due primarily to the negotiation of more favorable lease terms under the Company's existing lease agreements. Other operating expenses increased $7.3 million during fiscal 1995, but decreased 1.0% as a percentage of restaurant sales to 16.8% in fiscal 1995 from 17.8% in fiscal 1994, due primarily to the result of more favorable terms negotiated for general liability insurance policies covering the Company's larger restaurant base.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash requirements following its concurrent offerings (together, the "Offerings") of $100.0 million of 10 3/4% Senior Notes due 2006 (the "Senior Notes") and $30.0 million of units (the "Units") consisting of 1.2 million shares of Senior Preferred Stock and 30,000 shares of Common Stock will be used to finance additional acquisitions, capital expenditures in connection with the development of new restaurants, upgrades of acquired and existing restaurants and general working capital needs. The Company has budgeted approximately $355,000 for the development of each of its new restaurants. The Company anticipates it will spend approximately an additional $3.0 to $5.0 million annually for other capital expenditures. In connection with certain of its previous acquisitions of Burger King restaurants, the Company committed to expend up to $2.3 million by September 1, 1997 to upgrade the initial 68 Burger King restaurants it acquired. The Company has met this commitment. In addition, the Company has committed to BKC that it will make capital expenditures at its AmeriKing Tennessee Corporation I restaurants of approximately $1.5 million on or before September 7, 1997, of which approximately half had been made as of December 30, 1996. The Company has further committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The Company has also committed to BKC that it will develop 17 restaurants in fiscal 1997. In the event the Company fails to develop at least 14 restaurants in fiscal 1997, the Company will pay BKC $150,000. In addition to the extent the Company develops 13 or fewer restaurants in fiscal 1997, the Company will be obligated to pay BKC $75,000 for each restaurant less than 14 it fails to develop. The actual amount of the Company's cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

  The Company is structured as a holding company with no independent operations, as the Company's operations are conducted exclusively through its wholly owned subsidiaries. The Company's only significant assets are the capital stock of its subsidiaries. As a holding company, the Company's cash flow, its ability to meet its debt service requirements and its ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of its subsidiaries and their ability to declare dividends or make other intercompany transfers to the Company. Under the terms of the indenture pursuant to which the Senior Notes were offered (the "Indenture"), the Company's subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service the Company's obligations, including its obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") the Company may exchange pursuant to the Indenture. The Indenture restricts, among other things, the Company's and its Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition, (i) the Company's Amended and Restated Credit Agreement (as defined) with the First National Bank of Boston and other lenders thereto contains other and more restrictive covenants and prohibits the Company's subsidiaries from declaring dividends or making other intercompany transfers to the Company in certain circumstances and (ii) agreements reached with BKC contain restrictions with respect to dividend payments and intercompany loans.

  The Company believes that the proceeds from its Offerings, together with its available credit of $15.0 million under its Amended and Restated Credit Agreement and the Company's cash on hand, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for fiscal 1997. The Company expects that additional financing will be required in connection with any significant acquisitions in the future.

INCOME TAXES

  The Company completed fiscal 1996 with a net operating loss carry-forward for tax purposes of approximately $25.8 million. Substantially all of the Company's acquisitions completed to date have been structured as asset purchases. As a result, the Company is able to deduct goodwill amortization expense for income tax purposes over a 15 year period. The Company has not been a cash taxpayer since its inception.

EXTRAORDINARY LOSS

  In connection with the prepayment of its subordinated debt and repayment of borrowings under its credit agreement, the Company recorded an extraordinary loss of approximately $5.1 million, net of taxes, reflecting a prepayment penalty, as well as the write-off of deferred financing costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
                                   SUBSIDIARY

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................   19
Consolidated Balance Sheets as of December 30, 1996 and January 1, 1996...   20
Consolidated Statements of Operations for the fiscal years ended December
 30, 1996 and January 1, 1996 and the period August 17, 1994 (Date of
 Incorporation) to December 31, 1994......................................   21
Consolidated Statements of Stockholders' Equity for the fiscal years ended
 December 30, 1996 and January 1, 1996 and the period August 17, 1994
 (Date of Incorporation) to December 31, 1994.............................   22
Consolidated Statements of Cash Flows for the fiscal years ended December
 30, 1996 and January 1, 1996 and the period August 17, 1994 (Date of
 Incorporation) to December 31, 1994......................................   23
Notes to Consolidated Financial Statements................................   24

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AmeriKing, Inc.
Westchester, Illinois

  We have audited the accompanying consolidated balance sheets of AmeriKing, Inc. and subsidiary as of December 30, 1996 and January 1, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 30, 1996 and January 1, 1996 and the period August 17, 1994 (date of incorporation) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriKing, Inc. and subsidiary as of December 30, 1996 and January 1, 1996, and the results of their operations and their cash flows for the fiscal years ended December 30, 1996 and January 1, 1996 and the period August 17, 1994 (date of incorporation) to December 31, 1994 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Chicago, Illinois
February 26, 1997 (March 20,
 1997 as to Note 15)

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 30, 1996 AND JANUARY 1, 1996

                                       DECEMBER 30,   JANUARY 1,
                                           1996          1996
                                       ------------  ------------
                ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents.........  $  5,259,000  $  1,887,000
   Accounts receivable...............       828,000     1,118,000
   Inventories.......................     1,667,000     1,009,000
   Prepaid expenses..................     1,338,000     1,218,000
   Current portion of deferred income
    taxes (Note 9)...................       438,000
                                       ------------  ------------
     Total current assets............     9,530,000     5,232,000
 PROPERTY AND EQUIPMENT (Note 4).....    36,765,000    28,457,000
 GOODWILL............................    94,324,000    66,847,000
 DEFERRED INCOME TAXES (Note 9)......     3,426,000
 OTHER ASSETS:
   Deferred financing costs..........     6,577,000     3,096,000
   Deferred organization costs.......       170,000       220,000
   Franchise agreements..............     4,245,000     3,384,000
                                       ------------  ------------
     Total other assets..............    10,992,000     6,700,000
                                       ------------  ------------
 TOTAL...............................  $155,037,000  $107,236,000
                                       ============  ============
 LIABILITIES, SENIOR PREFERRED STOCK
       AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable and other accrued
    expenses.........................  $ 10,333,000  $  5,399,000
   Accrued payroll...................     3,571,000       802,000
   Accrued sales tax payable.........     1,021,000     1,047,000
   Accrued interest payable..........       911,000       346,000
   Current portion of long-term debt
    (Note 5).........................       525,000    10,741,000
   Current portion of capital leases
    (Note 7).........................       110,000        99,000
                                       ------------  ------------
     Total current liabilities.......    16,471,000    18,434,000
 LONG-TERM DEBT--Less current portion
  (Note 5)...........................   107,167,000    63,094,000
 LONG-TERM DEBT--Related parties
  (Note 5)...........................       600,000    16,000,000
 OTHER LONG-TERM LIABILITIES (Note
  7).................................        63,000       176,000
 DEFERRED INCOME TAXES (Note 9)......                     789,000
                                       ------------  ------------
     Total liabilities...............   124,301,000    98,493,000
                                       ------------  ------------
 SENIOR PREFERRED STOCK (Note 6).....    30,303,000
 STOCKHOLDERS' EQUITY:
   Preferred stock...................            75            75
   Common stock......................         8,933            10
   Additional paid-in capital........     7,277,992     7,599,915
   Retained earnings (deficit).......    (6,854,000)    1,143,000
                                       ------------  ------------
     Total stockholders' equity......       433,000     8,743,000
                                       ------------  ------------
 TOTAL...............................  $155,037,000  $107,236,000
                                       ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE FISCAL YEARS ENDED DECEMBER 30, 1996 AND JANUARY 1, 1996 AND THE PERIOD AUGUST 17, 1994 (DATE OF INCORPORATION) TO DECEMBER 31, 1994

                                                                      AUGUST 17,
                                                                       1994 TO
                             FISCAL     % OF       FISCAL     % OF   DECEMBER 31,  % OF
                              1996      SALES       1995      SALES      1994      SALES
                          ------------  -----   ------------  -----  ------------  -----
SALES
 Restaurant food sales..  $197,931,000   97.1%  $136,461,000   97.8% $33,088,000    97.5%
 Non-food sales.........     5,822,000    2.9      3,111,000    2.2      843,000     2.5
                          ------------  -----   ------------  -----  -----------   -----
 Total sales............   203,753,000  100.0    139,572,000  100.0   33,931,000   100.0
RESTAURANT OPERATING
 EXPENSES:
 Cost of food sales.....    60,576,000   29.7     41,671,000   29.9   10,016,000    29.5
 Cost of non-food
  sales.................     5,495,000    2.7      3,127,000    2.2      791,000     2.3
 Restaurant labor and
  related costs.........    50,838,000   25.0     34,526,000   24.7    8,647,000    25.5
 Occupancy..............    21,488,000   10.5     15,454,000   11.1    3,768,000    11.1
 Depreciation and
  amortization of
  goodwill and franchise
  agreements............     7,386,000    3.6      4,927,000    3.6    1,193,000     3.5
 Advertising............    10,072,000    4.9      6,330,000    4.5    1,449,000     4.3
 Royalties..............     6,943,000    3.4      4,788,000    3.4    1,162,000     3.4
 Provision for
  disposition of
  equipment (Note 12)...       943,000    0.5
 Other operating
  expenses..............    17,565,000    8.6     12,358,000    8.9    2,850,000     8.4
                          ------------  -----   ------------  -----  -----------   -----
 Total restaurant
  operating expenses....   181,306,000   88.9    123,181,000   88.3   29,876,000    88.0
GENERAL AND
 ADMINISTRATIVE
 EXPENSES...............     7,331,000    3.6      5,176,000    3.7    1,227,000     3.6
OTHER OPERATING
 EXPENSES:
 Depreciation expense--
  office................       444,000    0.2        199,000    0.1       15,000     0.1
 Provision for
  disposition of
  restaurants (Note
  12)...................     1,287,000    0.6        135,000    0.1
 Loss on disposal of
  fixed assets..........       341,000    0.2
 Management and
  directors' fees.......       664,000    0.3        529,000    0.4      132,000     0.4
                          ------------  -----   ------------  -----  -----------   -----
 Total other operating
  expenses..............     2,736,000    1.3        863,000    0.6      147,000     0.5
                          ------------  -----   ------------  -----  -----------   -----
OPERATING INCOME........    12,380,000    6.2     10,352,000    7.4    2,681,000     7.9
OTHER INCOME (EXPENSE):
 Interest expense.......   (10,139,000)  (5.0)    (6,296,000)  (4.4)  (1,256,000)   (3.7)
 Interest expense--
  related party.........    (1,844,000)  (0.9)    (2,027,000)  (1.5)    (669,000)   (2.0)
 Amortization of
  deferred costs........      (943,000)  (0.5)      (511,000)  (0.4)    (104,000)   (0.3)
 Other income
  (expense)--net (Note
  12)...................    (3,952,000)  (2.0)       209,000    0.1     (220,000)   (0.6)
                          ------------  -----   ------------  -----  -----------   -----
 Total other expense....   (16,878,000)  (8.4)    (8,625,000)  (6.2)  (2,249,000)   (6.6)
                          ------------  -----   ------------  -----  -----------   -----
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM AND
 PROVISION FOR INCOME
 TAXES..................    (4,498,000)  (2.2)     1,727,000    1.2      432,000     1.3
PROVISION (BENEFIT) FOR
 INCOME TAXES...........    (1,556,000)  (0.8)       825,000    0.6      191,000     0.6
                          ------------  -----   ------------  -----  -----------   -----
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM.....    (2,942,000)  (1.4)       902,000    0.6      241,000     0.7
EXTRAORDINARY ITEM--LOSS
 FROM EARLY
 EXTINGUISHMENT OF DEBT
 (Net of taxes of
 $3,301,000) (Note 13)..    (5,055,000)  (2.6)
                          ------------  -----   ------------  -----  -----------   -----
NET INCOME (LOSS).......  $ (7,997,000)  (4.0)% $    902,000    0.6% $   241,000     0.8%
                          ============  =====   ============  =====  ===========   =====
PREFERRED STOCK
 DIVIDENDS (cumulative,
 undeclared)............  $    753,000          $    450,000         $   122,000
                          ============          ============         ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING..       865,590               969,990             969,990
NET INCOME (LOSS) PER
 COMMON SHARE (Note 8)
 Income before
  extraordinary item....  $      (4.28)         $       0.47         $      0.12
 Extraordinary item.....         (5.84)
                          ------------          ------------         -----------
NET INCOME (LOSS) PER
 COMMON SHARE...........  $     (10.12)         $       0.47         $      0.12
                          ============          ============         ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE FISCAL YEARS ENDED DECEMBER 30, 1996 AND JANUARY 1, 1996 AND THE PERIOD AUGUST 17, 1994 (DATE OF INCORPORATION) TO DECEMBER 31, 1994

                                          ADDITIONAL   RETAINED
                         PREFERRED COMMON  PAID-IN     EARNINGS
                           STOCK   STOCK   CAPITAL     (DEFICIT)      TOTAL
                         --------- ------ ----------  -----------  -----------
INITIAL ISSUANCE OF
 STOCK..................    $56    $   10 $5,699,934               $ 5,700,000
  Issuance of preferred
   stock................     19            1,899,981                 1,900,000
  Net income............                              $   241,000      241,000
                            ---    ------ ----------  -----------  -----------
BALANCE--December 31,
 1994...................     75        10  7,599,915      241,000    7,841,000
  Net income............                                  902,000      902,000
                            ---    ------ ----------  -----------  -----------
BALANCE--January 1,
 1996...................     75        10  7,599,915    1,143,000    8,743,000
  Dividends on senior
   preferred stock......                    (303,000)                 (303,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (10,000)                  (10,000)
  Recapitalization of
   common stock.........            8,923     (8,923)
  Net loss..............                               (7,997,000)  (7,997,000)
                            ---    ------ ----------  -----------  -----------
BALANCE--December 30,
 1996...................    $75    $8,933 $7,277,992  $(6,854,000) $   433,000
                            ===    ====== ==========  ===========  ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE FISCAL YEARS ENDED DECEMBER 30, 1996 AND JANUARY 1, 1996 AND THE PERIOD AUGUST 17, 1994 (DATE OF INCORPORATION) TO DECEMBER 31, 1994

                                                             AUGUST 17, 1994 TO
                                 FISCAL 1996   FISCAL 1995   DECEMBER 31, 1994
                                -------------  ------------  ------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss).............. $  (7,997,000) $    902,000     $    241,000
 Adjustments to reconcile net
  income (loss) to net cash
  flows
  from operating activities:
 Depreciation and
  amortization.................     8,773,000     5,637,000        1,311,000
 Deferred income taxes.........    (4,653,000)      535,000          171,000
 Provision for disposition of
  equipment....................       943,000
 Loss on disposition of
  equipment....................       341,000
 Extraordinary loss on early
  extinguishment of debt.......     8,356,000
 Unrealized loss on property
  and equipment................     1,287,000       135,000
 Changes in:
  Accounts receivable..........       290,000      (984,000)        (134,000)
  Inventories..................      (658,000)       (8,000)      (1,001,000)
  Prepaid expenses.............      (120,000)     (443,000)        (775,000)
  Accounts payable and accrued
   expenses....................     8,241,000    (1,601,000)       7,845,000
                                -------------  ------------     ------------
   Net cash flows from
    operating activities.......    14,803,000     4,173,000        7,658,000
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of restaurant
  franchise agreements,
  equipment and goodwill.......   (39,245,000)  (11,305,000)     (81,671,000)
 Proceeds from sale of
  property.....................       817,000
 Cash paid for organization
  costs........................                      (6,000)        (290,000)
 Cash paid for franchise
  agreements...................      (330,000)      (60,000)
 Cash paid for property and
  equipment....................    (8,298,000)   (3,721,000)        (597,000)
                                -------------  ------------     ------------
   Net cash flows from
    investing activities.......   (47,056,000)  (15,092,000)     (82,558,000)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Issuance of senior preferred
  stock........................    30,000,000
 Issuance of senior
  subordinated notes...........   100,000,000
 Issuance of preferred stock...                                    5,900,000
 Issuance of common stock......                                       71,000
 Proceeds from short-term
  debt.........................                   6,920,000
 Proceeds from long-term
  debt.........................    26,300,000     1,865,000       68,500,000
 Proceeds from subordinated
  debt--related party..........    15,000,000                     11,600,000
 Cash paid for financing
  costs........................    (9,280,000)     (135,000)      (3,521,000)
 Cash paid for penalties
  related to early
  extinguishment of debt.......    (3,450,000)
 Advances under line of
  credit.......................     5,800,000     2,000,000        3,500,000
 Payments on line of credit....    (5,800,000)   (2,000,000)      (3,500,000)
 Payments on long-term debt....  (122,843,000)   (3,450,000)
 Payments on capital leases....      (102,000)      (44,000)
                                -------------  ------------     ------------
   Net cash flows from
    financing activities.......    35,625,000     5,156,000       82,550,000
                                -------------  ------------     ------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS...................     3,372,000    (5,763,000)       7,650,000
CASH AND CASH EQUIVALENTS--
 Beginning of period...........     1,887,000     7,650,000
                                -------------  ------------     ------------
CASH AND CASH EQUIVALENTS--End
 of period..................... $   5,259,000  $  1,887,000     $  7,650,000
                                =============  ============     ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
 Cash paid during the period
  for interest................. $   9,283,000  $  6,671,000     $    884,000
 Cash paid during the period
  for interest-related party...     2,135,000     2,347,000
                                -------------  ------------     ------------
 Total cash paid during the
  period for interest.......... $  11,418,000  $  9,018,000     $    884,000
                                =============  ============     ============
SUPPLEMENTAL DISCLOSURE OF
 NONCASH INVESTING
 AND FINANCING ACTIVITIES:
On September 1, 1994, in
 connection with its initial
 capitalization, the Company
 received noncash consideration
 from certain members of the
 Company's management for its
 issuance of:
 Preferred stock (including
  additional paid-in
  capital).....................                                 $  1,600,000
 Common stock (including
  additional paid-in
  capital).....................                                       29,000
 Subordinated debt--related
  party........................                                    4,400,000
Senior preferred stock
 dividends (cumulative, non-
 declared)..................... $     303,000
New capital leases.............                $    319,000
                                -------------  ------------     ------------
 TOTAL......................... $     303,000  $    319,000     $  6,029,000
                                =============  ============     ============
On September 1, 1994, in
 connection with the purchase
 of restaurant franchises from
 BKC, the Company received a
 purchase price allowance for
 deferred maintenance which was
 recorded as other accrued
 expenses......................                                 $  1,350,000
                                                                ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE FISCAL YEARS ENDED DECEMBER 30, 1996 AND JANUARY 1, 1996 AND THE PERIOD AUGUST 17, 1994 (DATE OF INCORPORATION) TO DECEMBER 31, 1994

1. DESCRIPTION OF BUSINESS

  AmeriKing, Inc., and its wholly owned subsidiary, National Restaurant Enterprises, Inc. d/b/a AmeriKing Corporation ("Enterprises" and collectively with its parent, the "Company"), were formed on August 17, 1994 to acquire and operate Burger King restaurants in five states (Illinois, Indiana, Colorado, Texas and Wisconsin) and to grow through the development and acquisition of additional Burger King restaurants in these and other states.

  Effective September 2, 1994, the Company acquired 68 Burger King restaurants (the "BKC Restaurants") located in the Chicago metropolitan area from Burger King Corporation ("BKC") for $41.5 million in cash (excluding transaction fees and expenses) and 14 Burger King restaurants in Colorado and Texas from certain members of the Company's management (the "Management Restaurants") for $6.0 million of subordinated debt and preferred and common stock in the Company and $2.0 million in cash.

  Effective December 1, 1994, the Company acquired an additional 39 Burger King restaurants in the Chicago metropolitan area from a third party franchisee (the "Franchise Restaurants") for $37.0 million in cash.

  During fiscal 1995, the Company, in a series of transactions, acquired 18 Burger King restaurants in Colorado, Texas, Tennessee and Georgia (the "1995 Acquisitions") for $10.8 million in cash and developed one Burger King restaurant in Texas.

  During fiscal 1996, the Company, in a series of transactions, acquired 36 Burger King restaurants in Virginia, North Carolina and the Cincinnati metropolitan area (the "1996 Acquisitions") for $36.9 million in cash, excluding transaction fees and expenses. In addition, the Company developed eight Burger King restaurants in fiscal 1996, primarily in the Chicago metropolitan area.

  As a result of these acquisitions and developments, the Company is one of the largest independent Burger King franchisees in the United States, operating 184 Burger King restaurants as of December 30, 1996.

  ORGANIZATIONAL STRUCTURE--At December 30, 1996, the Enterprises had five wholly owned subsidiaries: AmeriKing Colorado Corporation I, AmeriKing Illinois Corporation I, AmeriKing Tennessee Corporation I, AmeriKing Cincinnati Corporation I and AmeriKing Virginia Corporation I.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR--In 1995, the Company converted its fiscal year to a 52/53-week fiscal year. Due to this conversion, the 1996 fiscal year ended December 30, 1996 included 364 days of operating activity. The 1995 fiscal year ended January 1, 1996 and the period August 17, 1994 (date of incorporation) to December 31, 1994 included 366 and 136 days, respectively, of operating activity.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of AmeriKing, Inc. and each of Enterprises' five wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                        AMERIKING, INC. AND SUBSIDIARY

  CASH EQUIVALENTS--The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  INVENTORIES--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Normal repairs and maintenance costs are charged to expense as incurred. Depreciation is being recorded using the straight-line method over the following estimated useful lives:

        Restaurant equipment and
         furnishings................... 5-15 years
        Office furniture and
         equipment..................... 5-9 years
        Buildings...................... 40 years
        Leasehold improvement.......... Life of lease

  FRANCHISE AGREEMENTS--The franchise agreements with BKC require the Company to pay a franchise fee for each new restaurant developed and for the renewal of franchises that have expired. Franchisee fees are capitalized and amortized using the straight-line method over the terms of the related franchise agreements. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Accumulated amortization as of December 30, 1996 and January 1, 1996 was approximately $663,000 and $309,000, respectively.

  GOODWILL--Goodwill represents the excess of cost over fair value of net assets acquired in connection with the Company's acquisitions described in
Note 1. Goodwill is amortized over 35 years using the straight-line method. Accumulated amortization of goodwill as of December 30, 1996 and January 1, 1996 was approximately $4,978,000 and $2,203,000, respectively.

  DEFERRED COSTS--Costs associated with the organization of the Company are being amortized on a straight-line basis over five years. Costs incurred by the Company in obtaining its financing for its acquisitions are being amortized on a straight-line basis over the term of the related financing. Accumulated amortization as of December 30, 1996 and January 1, 1996 was approximately $136,000 and $76,000, respectively, for deferred organization costs and approximately $8,000 and $569,000, respectively, for deferred financing costs.

  NET INCOME (LOSS) PER COMMON SHARE--Net income per share was computed by deducting from the Company's net income dividends payable to the holders of Class A1, Class A2 and Class B Preferred Stock (collectively, the "Preferred Stock") and 13% Senior Exchangeable Preferred Stock due 2008, (the "Senior Preferred Stock"), and amortization of the issuance costs on the Senior Preferred Stock and using the weighted average number of common stock of the Company (the "Common Stock"), and common stock equivalent shares outstanding on a post-split basis.

  RECLASSIFICATIONS--Certain information in the consolidated financial statements for fiscal 1996 has been reclassified to conform with the current reporting format.

  PRO FORMA OPERATING RESULTS (UNAUDITED)--The following are the pro forma operating results for the fiscal years ended December 30, 1996 and January 1, 1996 as if the acquisitions by the Company described above had occurred on January 1, 1995. The pro forma results give effect to changes in depreciation and amortization resulting from valuing property and franchise agreements at their estimated fair value and recording the excess of purchase price over the net assets acquired (000's omitted):

                                                         FISCAL 1996 FISCAL 1995
                                                         ----------- -----------
   Net Sales............................................  $207,207    $195,692
   Restaurant contribution..............................    22,646      23,639

                        AMERIKING, INC. AND SUBSIDIARY

  The pro forma results of operations are not necessarily indicative of the actual operating results that would have occurred had the acquisitions been consummated at the beginning of the respective periods.

  NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS--During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." (See Note 12 for a discussion of the adoption of SFAS No. 121 relating to forced dispositions.)

3. FRANCHISE AGREEMENTS

  In connection with the acquisition and development of Burger King restaurants, the Company is obligated to enter into franchise agreements with BKC. The franchise agreements set forth the terms under which the Company is to operate its Burger King restaurants and obligates the Company to pay monthly royalty and advertising fees equal to 3.5% and 4.0%, respectively, of restaurant sales.

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                       DECEMBER 30, JANUARY 1,
                                                           1996        1996
                                                       ------------ -----------
   Restaurant equipment and furnishings............... $39,261,000  $28,020,000
   Office furniture and equipment.....................   2,945,000    1,941,000
   Leasehold improvements.............................   3,196,000    1,069,000
   Land...............................................     330,000      423,000
   Buildings..........................................     756,000      850,000
                                                       -----------  -----------
     Total............................................  46,488,000   32,303,000
   Less accumulated depreciation......................   9,723,000    3,846,000
                                                       -----------  -----------
     Property and equipment -- net.................... $36,765,000  $28,457,000
                                                       ===========  ===========

5. LONG-TERM DEBT

  Debt consists of the following:

                                    DECEMBER 30, 1996       JANUARY 1, 1996
                                  --------------------- -----------------------
                                  CURRENT   LONG-TERM     CURRENT    LONG-TERM
                                  -------- ------------ ----------- -----------
Senior Notes, 10.75%, due 2006..           $100,000,000
Franchise Acceptance Corporation
 Limited Note, 9.86%, due 2006..  $393,000    5,554,000
Franchise Acceptance Corporation
 Limited Note,
 at a variable interest rate,
 8.17% at
 December 30, 1996, due 2005....   132,000    1,613,000 $   121,000 $ 1,744,000
Term Loan A, at a variable
 interest rate, 8.687%
 at January 1, 1996, due 2001...                          3,500,000  41,750,000
Term Loan B, at a variable
 interest rate, 9.187%
 at January 1, 1996, due 2002...                            200,000  19,600,000
Burger King Corporation Note,
 9.75%, due 1996................                          6,920,000
                                  -------- ------------ ----------- -----------
  Total.........................  $525,000 $107,167,000 $10,741,000 $63,094,000
                                  ======== ============ =========== ===========

                        AMERIKING, INC. AND SUBSIDIARY

  Debt to related parties consists of the following:

                                       DECEMBER 30, 1996      JANUARY 1, 1996
                                       -------------------- -------------------
                                       CURRENT  LONG-TERM   CURRENT  LONG-TERM
                                       -------------------- ------- -----------
Subordinated Notes, 12.75%, due
 2005................................                               $11,000,000
Seller Notes, 12.75%, due 2005.......                                 4,400,000
Junior Subordinated Notes, 6.00%, due
 2005................................           $   600,000             600,000
                                                -----------         -----------
  Total..............................           $   600,000         $16,000,000
                                                ===========         ===========

  On September 1, 1994, the Company entered into a revolving credit and loan agreement (the "Credit Agreement") with The First National Bank of Boston ("FNBB"). Under the Credit Agreement, FNBB and the other lenders committed to lend the Company up to $35.0 million under two credit facilities: a term loan of $29.0 million and a revolving credit facility of $6.0 million. $35.0 million was borrowed under the Credit Agreement to finance the acquisition of the BKC Restaurants and the Management Restaurants.

  In addition, on September 1, 1994, the Company issued subordinated notes in the aggregate principal amount of $11.0 million (the "Subordinated Notes") to MCIT PLC and subordinated notes in the aggregate principal amount of $4.4 million (the "Seller Notes") to certain members of the Company's management. The Subordinated Notes were used to finance the acquisition of BKC Restaurants and the Seller Notes were used to finance the acquisition of the Management Restaurants.

  On November 30, 1994, the Credit Agreement was amended and restated (the "Amended Credit Agreement") to provide for three credit facilities: a term loan of $48.5 million ("Term Loan A"), a term loan of $20.0 million ("Term Loan B" and collectively, with Term Loan A, the "Term Loans") and a $6.0 million revolving credit facility (the "Revolver"). $74.5 million was borrowed under the Amended Credit Agreement to refinance borrowings under the Credit Agreement and to finance the acquisition of the Franchise Restaurants.

  In connection with the Credit Agreement and the Amended Credit Agreement, the Company entered into a three year interest rate cap agreement with FNBB under which the interest rate with respect to $40.0 million of the outstanding principal of the Term Loans is capped at 9.0% per annum. The agreement expired December 3, 1996 with the prepayment of the Term Loans, and the Company wrote off the unamortized balance of fees paid to FNBB. (See Note 13.)

  On November 30, 1994, the Company issued junior subordinated notes (the "Junior Subordinated Notes") in the aggregate principal amount of $600,000 to an affiliate of FNBB. The Junior Subordinated Notes were used to finance the acquisition of the Franchise Restaurants.

  On November 21, 1995, AmeriKing Tennessee Corporation I ("ATCI"), a wholly owned subsidiary of Enterprises, issued a $6.9 million note to BKC (the "BKC Note") to finance the acquisition of 11 Burger King restaurants in Tennessee and Georgia. In July 1996, the BKC Note was refinanced on a long-term basis by Franchise Acceptance Corporation Limited ("FAC"), an affiliate of BKC.

  On November 29, 1995, AmeriKing Colorado Corporation I ("ACCI"), a wholly owned subsidiary of Enterprises, issued a $1.9 million note (the "FAC Note") to FAC to finance the acquisition of five Burger King restaurants in Colorado. The FAC Note bears interest at 2.75% above FAC's program rate, has mandatory monthly principal payments of $50,083, is secured by certain assets of ACCI and matures December 2005.

  On February 7, 1996, the Company amended and restated its Amended Credit Agreement (the "Amended and Restated Credit Agreement") to provide for increased net commitments under its Term Loans and Revolver. Under the Amended and Restated Credit Agreement, FNBB and the other lenders thereto committed to lend

                        AMERIKING, INC. AND SUBSIDIARY

$45.0 million under Term Loan A, $40.0 million under Term Loan B and $15.0 million under the Revolver. Pursuant to the terms of the Amended and Restated Credit Agreement, the interest rate, amortization schedule and maturity of each of the Term Loans and the Revolver were revised. On February 7, 1996, $88.0 million was borrowed to refinance borrowings under the Amended Credit Agreement and to finance the 1996 Acquisitions. As of December 30, 1996, there were no amounts outstanding under the Revolver.

  On February 7, 1996, the Company issued senior subordinated notes in the aggregate principal amount of $15.0 million (the "Senior Subordinated Notes") to PMI Mezzanine Fund, L.P. ("PMI") and its nominee. The Senior Subordinated Notes were used to finance the 1996 Acquisitions.

  On July 18, 1996, ATCI issued a note in the principal amount of $6.1 million (the "TN Note") to FAC in connection with the refinancing of its BKC Note. The TN Note bears interest at a fixed rate of 9.86% and is secured by certain assets of ACTI. Principal installments of the note are due monthly. In connection with the purchase of the TN Note from ATCI, FAC committed to lend ATCI up to $900,000 under a separate credit facility (the "FAC Credit Facility") for capital expenditures. Borrowings under the FAC Credit Facility will bear interest at a variable rate with principal payments due monthly based on a seven-year amortization schedule. No amounts were outstanding under the FAC Credit Facility at December 30, 1996.

  On December 3, 1996, the Company issued 10 3/4% senior notes (the "Senior Notes") due 2006 in the aggregate principal amount of $100.0 million to the investing public. Proceeds from the Senior Notes were used to prepay the Subordinated Notes, Seller Notes, Senior Subordinated Notes (collectively, the Subordinated Notes, Seller Notes, and the Senior Subordinated Notes, are herein referred to as the "Subordinated Debt") and the Term Loans under the Amended and Restated Credit Agreement as well as pay a prepayment penalty in connection with the prepayment of the Senior Subordinated Notes.

  Interest on the Senior Notes is payable semi-annually in cash in arrears on June 1 and December 1, commencing June 1, 1997. The Senior Notes mature on December 1, 2006 and are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 2001 at the redemption prices listed below:

      YEAR                                                            PERCENTAGE
      ----                                                            ----------
      2001...........................................................  106.500%
      2002...........................................................  104.333
      2003...........................................................  102.167
      2004 and thereafter............................................  100.000

  At any time prior to December 1, 1999, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes with the net proceeds of one or more equity offerings at a redemption price equal to 110% of the principal amount plus any accrued and unpaid interest to the date of redemption. Upon the occurrence of a change of control, the Company will be required, subject to certain conditions, to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

  The Senior Notes are senior unsecured obligations of the Company and pursuant to the terms of the Senior Notes indenture rank pari passu in right of payment with other senior indebtedness of the Company and senior to subordinated indebtedness of the Company, and effectively rank junior to secured indebtedness of the Company and to indebtedness of the Company's subsidiaries, including borrowings under the Amended and Restated Credit Agreement.

  At December 30, 1996, the Senior Notes had a fair value that approximates their carrying value.

                        AMERIKING, INC. AND SUBSIDIARY

  The Senior Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of December 30, 1996, the Company was in compliance with all such covenants.

  Aggregate maturities of the Company's long-term debt as of December 30, 1996 are as follows:

      1997......................................................... $    525,000
      1998.........................................................      577,000
      1999.........................................................      636,000
      2000.........................................................      700,000
      2001.........................................................      770,000
      Thereafter...................................................  105,084,000
                                                                    ------------
        Total...................................................... $108,292,000
                                                                    ============

6. SENIOR PREFERRED STOCK

  Concurrent with the Senior Notes offering, the Company offered $30.0 million of units (the "Units"), consisting of 1.2 million shares of Senior Preferred Stock and 30,000 shares of Common Stock. The Senior Preferred Stock is exchangeable, at the option of the Company, into the Company's 13% Subordinated Exchange Debentures due 2008, subject to the ability of the Company to incur such indebtedness under the Amended and Resated Credit Agreement and the Indenture. The Company incurred issuance costs in the amount of $1.2 million related to the issuance of the Senior Preferred Stock.

  Each share of Senior Preferred Stock has a liquidation preference of $25 per share. Unless declared, dividends on the Senior Preferred Stock will accrue in each period ending on March 1, June 1, September 1 and December 1 of each year at a rate of 13% per annum of the liquidation preference. On or before December 1, 2001, the Company may, at its option, pay dividends in cash or in additional fully paid and nonassessable shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends, subject to certain restrictions under its existing credit agreement and the Indenture. Thereafter, dividends may be paid in cash only.

  The Senior Preferred Stock may be redeemed at any time on or after December 1, 2001, in whole or in part, at the option of the Company, at the redemption prices set forth below plus an amount in cash equal to all accumulated and unpaid dividends (including an amount in cash equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date), if redeemed during the 12-month period beginning December 1 of each of the years set forth below:

           YEAR                                    PERCENTAGE
           ----                                    ----------
           2001...................................  106.500%
           2002...................................  104.333%
           2003...................................  102.167%
           2004 and thereafter....................  100.000%

  On December 1, 2008, the Company will be required to redeem, subject to contractual and other restrictions and to the legal availability of funds, all outstanding shares of Senior Preferred Stock at a price equal to the then effective liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends, including an amount in cash equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.

                        AMERIKING, INC. AND SUBSIDIARY

7. LEASES

  The Company leases restaurant space under noncancelable operating leases with remaining lease terms of one to twenty years. In many cases, the leases provide for rent escalations and for one or more five-year renewal options. The leases generally require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties, as well as contingent rentals based upon a percentage (generally 8.5%) of net sales. In addition, the Company leases office space, office equipment, restaurant equipment and vehicles under noncancelable operating leases.

  Rent expense amounted to:

                                                                  AUGUST 17,
                                                                   1994 TO
                                           FISCAL      FISCAL    DECEMBER 31,
                                            1996        1995         1994
                                         ----------- ----------- ------------
   Minimum rentals under operating
    leases.............................. $15,647,000 $11,072,000  $2,691,000
   Contingent rentals...................   2,083,000     958,000     253,000
                                         ----------- -----------  ----------
     Total.............................. $17,730,000 $12,030,000  $2,944,000
                                         =========== ===========  ==========

  Future minimum lease payments under noncancelable operating leases are as follows:

      FISCAL YEAR                                                      AMOUNT
      -----------                                                   ------------
      1997......................................................... $ 16,738,000
      1998.........................................................   16,681,000
      1999.........................................................   16,303,000
      2000.........................................................   15,624,000
      2001.........................................................   14,635,000
      Thereafter...................................................  132,542,000
                                                                    ------------
        Total...................................................... $212,523,000
                                                                    ============

  Future minimum lease payments under noncancelable capital leases are as follows:

      FISCAL YEAR                                                       AMOUNT
      -----------                                                      --------
      1997............................................................ $129,000
      1998............................................................   66,000
                                                                       --------
        Total minimum lease payments..................................  195,000
      Less amount representing interest...............................   22,000
                                                                       --------
        Present value of the minimum lease obligation................. $173,000
                                                                       ========

  Payments on capital leases for fiscal 1996 and 1995 were $129,000 and $63,000, respectively. No payments were made in the period August 17, 1994 to December 31, 1994.

                        AMERIKING, INC. AND SUBSIDIARY

8. CAPITAL STOCK

  At December 30, 1996, the Company's authorized capital stock was as follows:

                                                            NUMBER
                                               NUMBER OF   OF SHARES   VOTING
                                     PAR VALUE   SHARES   ISSUED AND   RIGHTS
                                     PER SHARE AUTHORIZED OUTSTANDING PER SHARE
                                     --------- ---------- ----------- ---------
   Common Stock.....................   $0.01   4,000,000    893,290        1
   Non-Voting Common Stock..........    0.01     300,000          0        0
                                               ---------    -------
     Total common stock.............           4,300,000    893,290
                                               =========    =======
   Class A1 Preferred Stock.........    0.01       4,425      4,425        0
   Class A2 Preferred Stock.........    0.01       1,200      1,200        0
   Class B Preferred Stock..........    0.01       1,875      1,875        0
                                               ---------    -------
     Total preferred stock..........               7,500      7,500
                                               =========    =======
   Senior Preferred Stock...........    0.01   2,600,000     30,000        0
                                               =========    =======

  Class A1, Class A2 and Class B preferred stock pay dividends at 6% per annum, payable quarterly. To the extent not declared and paid, such dividends accumulate. Class A1 preferred stock dividends are payable in cash or additional shares of Class A1 Preferred Stock; Class A2 and Class B Preferred Stock dividends are payable in cash only.

  In connection with entering into the Credit Agreement, the Company issued warrants to an affiliate of FNBB to purchase 96,998 shares of a separate class of non-voting Common Stock (the "Non-Voting Common Stock") at an exercise price of $0.01 per share. The warrants are exercisable at any time and expire the earlier of the date such warrants are exercised in full or November 30, 2002.

  During 1994, the Company granted stock options to purchase 9,702 shares of Common Stock at $.12 per share in connection with employment agreements with certain members of the Company's management. All of these options vested ratably over a two-year period ending September 1, 1996 at which time all became fully exercisable. The options expire at the earlier of 90 to 180 days after separation of the employee from the Company or December 31, 2004. At December 30, 1996 and January 1, 1996, all of these options remained outstanding. The Company has not issued any additional stock options or warrants as of December 30, 1996.

  In connection with the offering of its Senior Notes, the Company undertook a recapitalization (the "Recapitalization"). Under the Recapitalization, the Company converted all of its authorized, issued and outstanding Class A Common Stock, Class C Common Stock and Class D Common Stock into an equal number of shares of Common Stock, converted all of its authorized shares of Class B Common Stock into an equal number of Non-Voting Common Stock and split all of its shares of Common and Non-Voting Common Stock on a 863.281-for-1 basis. All applicable share and per share data have been restated to give effect to the stock split.

                        AMERIKING, INC. AND SUBSIDIARY

9. INCOME TAXES

  The provision (benefit) for income taxes, exclusive of amounts related to the extraordinary item in 1996, was comprised of the following:

                                                                    AUGUST 17,
                                                                     1994 TO
                                                                   DECEMBER 30,
                                          FISCAL 1996  FISCAL 1995     1994
                                          -----------  ----------- ------------
Federal:
  Current................................ $(3,357,000)
  Deferred...............................   1,512,000   $535,000     $171,000
State:
  Deferred...............................     289,000    290,000       20,000
                                          -----------   --------     --------
    Net provision (benefit) for income
     taxes............................... $(1,556,000)  $825,000     $191,000
                                          ===========   ========     ========

  The difference between the recorded income tax provision (benefit) and the "expected" tax provision (benefit) based on the statutory federal income tax rate is as follows:

                                                     FISCAL 1996  FISCAL 1995
                                                     -----------  -----------
   Computed federal income tax provision (benefit)
    at statutory rate............................... $(1,460,000)  $605,000
   State income taxes (net of federal income tax
    effect).........................................    (188,000)    78,000
   Non-deductible expenses..........................      29,000
   Goodwill amortization............................      63,000     16,000
   Rate change......................................                126,000
                                                     -----------   --------
     Net provision (benefit) for income taxes....... $(1,556,000)  $825,000
                                                     ===========   ========

  As of December 30, 1996 the Company had a net operating loss carry-forward for income tax purposes of approximately $25.8 million to offset against future taxable income. The net operating loss is expected to be utilized beginning in fiscal 1999 and will begin to expire in 2009.

  Total deferred tax liabilities and deferred tax assets as of December 30, 1996 and January 1, 1996, and the sources of the differences between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the effects of each, are as follows:

                                                        FISCAL 1996 FISCAL 1995
                                                        ----------- -----------
   Deferred tax liabilities:
     Depreciation...................................... $ 7,558,000 $4,411,000
     Other.............................................     161,000     21,000
                                                        ----------- ----------
                                                          7,719,000  4,432,000
   Deferred tax assets:
     Operating loss carry-forwards.....................  10,198,000  3,451,000
     Asset reserve.....................................     934,000
     Other.............................................     451,000    192,000
                                                        ----------- ----------
                                                         11,583,000  3,643,000
                                                        ----------- ----------
       Total........................................... $ 3,864,000 $ (789,000)
                                                        =========== ==========

                        AMERIKING, INC. AND SUBSIDIARY

10. EMPLOYEE BENEFIT PLANS

  During fiscal 1996, the Company offered all of its employees the option to participate in a 401(k) plan, upon fulfillment of certain requirements. The Company has the option, but not the obligation, to match contributions made by its employees under the 401(k) plan. In addition, the Company provides disability insurance to certain key executives. The insurance covers all salary payments to the executives during the period of disability. For fiscal 1996, the Company contributed approximately $23,000 to the Plan.

11. RELATED PARTIES

  During fiscal 1996 and 1995, and the period from August 17, 1994 to December 31, 1994, the Company recorded interest expense on the Subordinated Notes and the Seller Notes totaling $1,880,000, $1,982,000 and $669,000, respectively.

  The Company leases two restaurants under noncancelable operating leases from an entity which is owned by a member of the Company's management. The leases expire in March 2006 and January 2007, respectively, and require total monthly rental payments of $20,600. During fiscal 1996 and 1995, and the period from August 17, 1994 to December 31, 1994, the Company recorded rent expense of $247,000, $248,000 and $82,000, respectively, under these leases.

  The Company has entered into a management consulting agreement (the "TJC Consulting Agreement") with an affiliate of The Jordan Company. Under the terms of the TJC Consulting Agreement, the Company was required to pay the affiliate an annual management fee equal to the higher of (1) $300,000, or (2) 0.35% of food sales. During fiscal 1995, the Company recorded expenses of $479,000 under the TJC Consulting Agreement. On February 7, 1996, the Company amended the TJC Consulting Agreement to provide for, among other things, an annual management fee equal to the higher of $600,000 or 2.5% of the Company's cash flow, as determined in the TJC Consulting Agreement. During fiscal 1996, the Company recorded expenses of $600,000 under the amended TJC Consulting Agreement.

12. NONRECURRING ITEMS

  In the fourth quarter of fiscal 1996, the Company recorded a loss of $943,000 on property and equipment due to a vendor no longer servicing such equipment as of January 1, 1997. The equipment is scheduled to be replaced in fiscal 1997.

  The Company included in the fourth quarter of fiscal 1996 an unrealized, non-cash, pre-tax loss on property and equipment of $1,287,000 due to the forced disposition of five Company-owned restaurants. Such loss represents the difference between the salvage value and the carrying value of equipment, decor, landscaping, signage and related goodwill of the restaurants at the expected date of disposition. All dispositions are expected to take place in 1997.

  Finally, during the fourth quarter of fiscal 1996, the Company included in other income (expense)--net certain transaction expenses in the amount of $2,397,000 associated with its attempted initial public offering.

13. EXTRAORDINARY ITEM

  In 1996, the Company recognized an extraordinary loss in the amount of $8,356,000 ($5,055,000 on an after-tax basis) consisting of a write-off of $4,906,000 ($2,968,000 on an after-tax basis) of deferred financing costs and interest rate protection related to the repayment of Subordinated Debt and indebtedness under the Credit Agreement and a prepayment penalty of $3,450,000 ($2,087,000 on an after-tax basis) incurred in connection with the prepayment of the Senior Subordinated Notes (See Note 5).

                        AMERIKING, INC. AND SUBSIDIARY

14. LEGAL PROCEEDINGS

  Various legal proceedings are pending against the Company, many involving routine litigation incidental to the businesses.

  The consequences of these matters are not presently determinable but, in the opinion of the management of the Company after consulting with legal counsel, the ultimate liability is not expected to have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.

15. SUBSEQUENT EVENT

  On March 20, 1997, the Company entered into a contract to sell to a third party franchisee, 10 restaurants in the south Chicago suburban area, as required by the acquisition of the Franchise Restaurants, for $8.2 million in cash. For fiscal 1996, the restaurants to be sold accounted for approximately $11.4 million and $700,000 of the Company's revenues and restaurant contribution, respectively. The closing of the sale of the restaurants is expected to occur in the second quarter of fiscal 1997, at which time the Company will recognize a gain on sale of the stores in the amount of approximately $1.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in accountants during fiscal 1996 or 1995, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

  The following sets forth the names and ages of the Company's directors and executive officers and the positions they held at December 31, 1996:

NAME                                      AGE POSITION WITH COMPANY
----                                      --- ---------------------
Lawrence E. Jaro........................   53 Managing Owner, Chairman and Chief
                                              Executive Officer
William C. Osborn.......................   48 Vice Chairman and Director
Gary W. Hubert..........................   44 Chief Operating Officer and Director
Joel D. Aaseby..........................   38 Chief Financial Officer and Corporate
                                              Secretary
Scott E. Vasatka........................   43 Vice President-Human Resources
A. Richard Caputo, Jr. .................   31 Vice President and Director
Thomas H. Quinn.........................   49 Director
John W. Jordan, II......................   49 Director
David W. Zalaznick......................   43 Director

  Set forth below is a brief description of the business experience of each director and executive officer of the Company.

  MR. JARO has served as the Company's Managing Owner, Chief Executive Officer and as a Director since the Company's inception, and currently serves as its Chairman. Mr. Jaro has over 15 years of experience as a Burger King restaurant franchisee. Prior to joining the Company, Mr. Jaro was the President and Chief Executive Officer of Jaro Enterprises, Inc., an operator of 12 Burger King restaurants in Colorado and Texas.

  MR. OSBORN has previously served as one of the Company's Managing Owners and currently serves as a Director. Mr. Osborn also served as the Company's President until May 10, 1996 at which time he was appointed the Company's Vice Chairman. Mr. Osborn has over 10 years of experience as a Burger King restaurant franchisee as well as a franchisee of other restaurant concepts. Prior to joining the Company, Mr. Osborn owned and operated three Burger King restaurants in Colorado.

  MR. HUBERT has served as the Company's Senior Vice President and as a Director since the Company's inception, and currently serves as Chief Operating Officer. Mr. Hubert has over 20 years of experience with BKC in restaurant operations and franchise management. Prior to joining the Company, Mr. Hubert was a Vice President with BKC in both the Franchise and Corporate Operations divisions and served as the Area Operations Manager for BKC's Chicago region from 1985 to 1989.

  MR. AASEBY has served as the Company's Vice President--Finance and Corporate Secretary since the Company's inception, and currently serves as Chief Financial Officer. Mr. Aaseby has over 21 years of experience with BKC in various finance, accounting and operations positions, including Midwest Sector Controller from 1989 to 1994.

  MR. VASATKA has served as the Company's Vice President--Human Resources since the Company's inception. Mr. Vasatka has over 26 years of experience in the restaurant industry. Prior to joining the Company,

Mr. Vasatka was employed by Davgar Restaurants from 1969 until 1994, and held various senior management positions including District Manager, Director of Training and Division President.

  MR. CAPUTO has served as a Vice President and Director of the Company since its inception. Mr. Caputo is a partner of The Jordan Company, which he has been associated with since 1990. Mr. Caputo is also a director of GFSI, Inc., Jackson Products, Inc. as well as other privately held companies.

  MR. QUINN has served as a Director of the Company since its inception. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of Jordan Industries, Inc., a diversified industrial holding company. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of American Safety Razor Company and Welcome Home, Inc. as well as other privately held companies.

  MR. JORDAN has served as a Director of the Company since its inception. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Inc., American Safety Razor Company, GFSI, Inc., Jackson Products, Inc., Carmike Cinemas, Inc., Welcome Home, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

  MR. ZALAZNICK has served as a Director of the Company since its inception. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of Jordan Industries, Inc., Carmike Cinemas, Inc., American Safety Razor Company, GFSI, Inc., Jackson Products, Inc., Marisa Christina, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

  Each of the Company's directors was nominated to the Board of Directors pursuant to the Stockholders Agreement, which required the stockholders named therein to vote for such nominees.

BOARD OF DIRECTORS

  Liability Limitation. The Company's Certificate of Incorporation (the "Certificate of Incorporation") provides that a director of the Company shall not be personally liable to it or its stockholders for monetary damages to the fullest extent permitted by Delaware Corporation Law. In accordance with Delaware Corporation Law, the Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct by a director or a knowing violation of law by a director for voting or assenting to an unlawful distribution, or for any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. Delaware Corporation Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his duty of care. Any amendment to these provisions of the Delaware Corporation Law will automatically be incorporated by reference into the Certificate of Incorporation and the Company's Bylaws, without any vote on the part of its stockholders, unless otherwise required.

  Indemnification Agreements. Simultaneously with the consummation of the Offerings, the Company and each of its directors entered into indemnification agreements. The indemnification agreements provide that the Company will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the Company, or serving at the request of the Company in any other capacity for or on behalf of the Company; provided that (i) such director acted in good faith and in a manner not opposed to the best interest of the Company, (ii) with respect to any criminal proceedings, such director had no reasonable cause to believe his or her conduct was unlawful, (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless the court views in light of the circumstances the director is nevertheless entitled to indemnification, and (iv) the indemnification does not relate to any liability arising under Section 16(b) of the Securities Exchange Act of 1934 or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of the Company, directors may also be indemnified, to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction, against costs and expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in the best interests of the Company.

  Director Compensation. Directors who are not employees of the Company receive $12,500 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

  The Board of Directors does not maintain a Compensation Committee. During fiscal 1996, however, Messrs. Caputo, Jaro, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company during the last three fiscal years to each of the Company's chief executive officer and other executive officers whose total annual salary and bonus exceeded $100,000 during such period (collectively, the "Named Executives").

                          SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION
                                    ---------------------------------
                                                           OTHER
                             FISCAL                       ANNUAL       ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY  BONUS(1) COMPENSATION(2) COMPENSATION
---------------------------  ------ -------- -------- --------------- ------------
Lawrence E. Jaro........      1996  $215,000 $64,500
 Managing Owner and           1995   215,000  64,500
 Chief Executive Officer
William C. Osborn.......      1996  $215,000 $64,500                    $10,000(3)
 Vice Chairman                1995   215,000  64,500                     10,000(3)
Gary W. Hubert..........      1996  $215,000 $64,500
 Chief Operating Officer      1995   215,000  64,500
 and
 Senior Vice President
Joel D. Aaseby..........      1996  $110,000 $30,000
 Chief Financial Officer      1995   110,000  32,000
 and
 Corporate Secretary
Scott E. Vasatka........      1996  $105,000 $21,000
 Vice President--Human        1995   105,000  31,000
 Resources

--------
(1) The Company provides bonus compensation based on an individual's achievement of certain specified objectives, including achieving the Company's stated EBITDA target and amortization. Employees are eligible to receive from 10% to 60% of their annual compensation as a bonus.
(2) No executive named in the table above received any Other Annual Compensation in an amount in excess of either $50,000 or 10% of salary and bonus reported for him in the two preceding columns.
(3) Represents the amount of life insurance premiums paid by the Company on the life of Mr. Osborn with death benefits designated by Mr. Osborn.

 Option Exercises in Fiscal 1996 and Fiscal Year-end Values

  The following table shows stock options exercised by each of the Named Executives during fiscal 1996, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end, and the values for unexercised options. Except as listed in the table, no other Named Executive exercised any Company stock options or beneficially owned unexercised Company stock options.

                      AGGREGATED OPTION EXERCISES IN LAST
                    FISCAL YEAR AND FISCAL YEAR-END VALUES

                                NUMBER OF SHARES OF
                              COMMON STOCK UNDERLYING    VALUE OF UNEXERCISED
                              UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS
                                 DECEMBER 30, 1996      AT DECEMBER 30, 1996(1)
                             ------------------------- -------------------------
                             EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
                             ----------- ------------- ----------- -------------
Scott E. Vasatka............    4,851                      $ 0

--------
(1) Based upon the difference between the estimated fair market value of the Company's Common Stock on December 30, 1996 (as determined by the Board of Directors) of $0.12 per share and the option exercise price of $0.12 per share. The above valuation may not reflect the actual value of unexercised options as the value of unexercised options will fluctuate over time.

RETIREMENT AND 401(K) PLANS

  The Company offers all of its employees the option to participate in a 401(k) plan, upon fulfillment of certain requirements. The Company has the option, but not the obligation, to match contributions made by its employees under the 401(k) plan. In addition, the Company provides disability insurance to certain key executives. The insurance covers all salary payments to the executives during the entire period of disability.

EMPLOYMENT AGREEMENTS

  Effective September 1, 1994, Enterprises entered into an employment agreement with Lawrence E. Jaro (the "Jaro Employment Agreement"). Pursuant to the terms of the Jaro Employment Agreement, Mr. Jaro agreed to serve as Chief Executive Officer and Co-Managing Owner of the Company and Enterprises for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Jaro nor Enterprises has provided the other with a notice of termination 120 days prior to the expiration date of the Jaro Employment Agreement. Mr. Jaro also agreed not to compete against Enterprises throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, Enterprises agreed to compensate Mr. Jaro with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Jaro no longer provides services to Enterprises due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Jaro Employment Agreement) or as a result of a material reduction in his authority, then Mr. Jaro is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, Enterprises entered into an employment agreement with William C. Osborn (the "Osborn Employment Agreement"). Pursuant to the terms of the Osborn Employment Agreement, Mr. Osborn agreed to serve as President and Co-Managing Owner of the Company and Enterprises for a five-year period ending on August 31, 1999. Mr. Osborn also agreed not to compete against Enterprises throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, Enterprises agreed to compensate Mr. Osborn with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Osborn no longer provides services to Enterprises due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Osborn Employment Agreement) or as a result of a material reduction in his authority, then Mr. Osborn is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively. Effective May 10, 1996, the Company and Mr. Osborn agreed that Mr. Osborn would resign as President to become Vice Chairman of the Company.

  Effective September 1, 1994, Enterprises entered into an employment agreement with Gary W. Hubert (the "Hubert Employment Agreement"). Pursuant to the terms of the Hubert Employment Agreement, Mr. Hubert agreed to serve as Senior Vice President and Managing Director of the Company and Enterprises for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Hubert nor Enterprises has provided the other with notice of termination 120 days prior to the expiration of the Hubert Employment Agreement. Mr. Hubert also agreed not to compete against Enterprises throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, Enterprises agreed to compensate Mr. Hubert with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Hubert no longer provides services to Enterprises due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Hubert Employment Agreement) or as a result of a material reduction in his authority, then Mr. Hubert is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, Enterprises entered into an employment agreement with Joel D. Aaseby (the "Aaseby Employment Agreement"). Pursuant to the terms of the Aaseby Employment Agreement, Mr. Aaseby agreed to serve as Vice President--Finance of Enterprises for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Aaseby nor Enterprises has provided the other with notice of termination 120 days prior to the expiration of the Aaseby Employment Agreement. Mr. Aaseby also agreed not to compete with Enterprises throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, Enterprises agreed to compensate Mr. Aaseby with a base salary of $110,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $500 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Aaseby no longer provides services to Enterprises due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Aaseby Employment Agreement) or as a result of a material reduction in his authority, then Mr. Aaseby is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, Enterprises entered into an employment agreement with Scott E. Vasatka (the "Vasatka Employment Agreement"). Pursuant to the terms of the Vasatka Employment Agreement, Mr. Vasatka agreed to serve as Vice President--Human Resources of Enterprises for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Vasatka nor Enterprises has provided the other with notice of termination 120 days prior to the expiration of the Vasatka Employment Agreement. Mr. Vasatka also agreed not to compete against Enterprises throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, Enterprises agreed to compensate Mr. Vasatka with a base salary of $105,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $500 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Vasatka no longer provides services to Enterprises due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Vasatka Employment Agreement) or as a result of a material reduction in his authority, then Mr. Vasatka is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective simultaneously with the closing of the Offerings, the Company entered into a new employment agreement with Mr. Osborn (the "New Osborn Employment Agreement"). Pursuant to the terms of the New Osborn Employment Agreement, Mr. Osborn will (i) continue to serve as Vice Chairman of the Company, (ii) be entitled to annual compensation of $225,000 and (iii) be subject to non-competition and confidentiality provisions similar to Mr. Osborn's existing employment agreement. The term of the New Osborn Employment Agreement will expire on September 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The table below sets forth as of December 30, 1996, certain information regarding beneficial ownership of Common Stock held by (i) each director and each of the Named Executives who own shares of the Company's equity securities, (ii) all directors and executive officers of the Company as a group, and (iii) each person known by the Company to own beneficially more than 5% of the Company's Common Stock. Each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except where otherwise noted.

                                                              SHARES
                                                      BENEFICIALLY OWNED (1)
                                                      --------------------------
                                                       NUMBER       PERCENTAGE
                                                      ------------ -------------
Executive Officers and Directors:
  Lawrence E. Jaro(2)................................      196,051         21.9%
  William C. Osborn(3)...............................       81,105          9.1
  Gary W. Hubert.....................................       29,101          3.3
  Joel D. Aaseby.....................................        9,703          1.1
  Thomas H. Quinn(4).................................       29,096          3.3
  John W. Jordan, II(5)..............................       38,285          4.3
  A. Richard Caputo, Jr.(6)..........................       12,609          1.4
  David W. Zalaznick(7)..............................       38,285          4.3
  Scott E. Vasatka...................................        4,851          0.5
  All executive officers and directors as a group
   (9 persons)(8)....................................      439,086         48.9
Other Principal Stockholders:
  MCIT PLC ("MCIT")(9)...............................      246,302         27.6%
  Leucadia Investors, Inc.(10).......................       61,575          6.9
  BancBoston Investments Inc. ("BancBoston")(11).....       96,998          9.8

--------
 (1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of December 30, 1996, the Company had 863,290 shares of Common Stock issued and outstanding. The table gives effect to an 863.281-for-one stock split and the issuance of 30,000 shares of Common Stock, representing 3% of the fully diluted outstanding shares of Common Stock of the Company, in connection with the Company's Units Offering.
 (2) Includes 166,950 shares of Common Stock beneficially owned by various affiliates of Mr. Jaro. Mr. Jaro and his affiliates also own 915 shares of Class A2 Preferred Stock and 305 shares of Class B Preferred Stock. Mr. Jaro's address is c/o the Company, 2215 Enterprise Drive, Suite 1502, Westchester, Illinois 60154.
 (3) Includes 52,004 shares of Common Stock beneficially owned by various affiliates of Mr. Osborn. Mr. Osborn and his affiliates also own 285 shares of Class A2 Preferred Stock and 95 shares of Class B

    Preferred Stock. Mr. Osborn's address is c/o the Company, 2215 Enterprise Drive, Suite 1502, Westchester, Illinois 60154.
 (4) Mr. Quinn is President and Chief Operating Officer of Jordan Industries, Inc., a company affiliated with The Jordan Company, an entity with which Messrs. Caputo, Jordan and Zalaznick are also affiliated.
 (5) Includes 38,285 shares of Common Stock held by John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee. Mr. Jordan also owns
     96.25 shares of Class B Preferred Stock. Mr. Jordan's address is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.
 (6) Mr. Caputo is a partner of The Jordan Company, an entity with which Messrs. Jordan and Zalaznick are also affiliated.
 (7) Mr. Zalaznick also owns 96.25 shares of Class B Preferred Stock. Mr. Zalaznick's address is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.
 (8) Includes all shares owned directly or beneficially by directors and executive officers, including shares beneficially owned by affiliates of Messrs. Jaro and Osborn.
 (9) MCIT also owns 3,000 shares of Class A1 Preferred Stock and 500 shares of Class B Preferred Stock. The principal address of MCIT is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.
(10) Leucadia also owns 125 shares of Class B Preferred Stock. The principal address of Leucadia is 315 Park Avenue South, New York, New York 10010. See "Description of Capital Stock--Preferred Stock."
(11) Represents immediately exercisable warrants to purchase 96,998 shares of Non-Voting Common Stock. BancBoston also owns 1,425 shares of Class A1 Preferred Stock and 475 shares of Class B Preferred Stock. The principal address of BancBoston is 100 Federal Street, Boston, Massachusetts 02110.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Subordinated Debt Holders. PMI, MCIT, affiliates of Messrs. Jaro and Osborn, and BancBoston were the holders of Senior Subordinated Notes, Subordinated Notes, Seller Notes and the Junior Subordinated Notes, respectively. In fiscal 1996, the Company paid approximately $1.6 million of interest expense to PMI under the Senior Subordinated Notes, and during fiscal 1995, the Company paid to MCIT, the holders of the Seller Notes and BancBoston approximately $1.4 million, $560,000 and $36,000 as interest expense under the Subordinated Notes, the Seller Notes and the Junior Subordinated Notes, respectively. Simultaneously with the consummation of the offerings of its Senior Notes and Units, the Company used approximately $33.9 million from the net proceeds of the offerings to prepay the principal amount under each of the Senior Subordinated Notes, the Subordinated Notes and the Seller Notes (including the prepayment penalty of approximately $3.4 million to PMI). In connection with the prepayment of the Senior Subordinated Notes, the Company cancelled the warrants held by PMI. The FAC Notes to ATCI and ACCI and the Junior Subordinated Notes remain outstanding following the offerings. MCIT and BancBoston are principal stockholders of the Company. Mr. Jaro is the Company's Chairman, Chief Executive Officer, managing owner and a principal stockholder and Mr. Osborn is the Company's Vice Chairman, director and a principal stockholder.

  The Jordan Company. On September 1, 1994, the Company and Enterprises entered into the TJC Consulting Agreement agreement with an affiliate of The Jordan Company. The TJC Consulting Agreement was subsequently amended on February 7, 1996. Under the TJC Consulting Agreement, the Company retained an affiliate of The Jordan Company to render consulting services to it regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders, and the operation and expansion of their business. The TJC Consulting Agreement expires on September 1, 2004, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The TJC Consulting Agreement provides for an annual consulting fee payable on a quarterly basis equal to the higher of (i) $600,000 or (ii) 2.5% of the Company's cash flow (as determined in the TJC Consulting Agreement). In addition, the TJC Consulting Agreement provides for payment to the affiliate of The Jordan Company of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company, Enterprises or any of their subsidiaries and
(ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of TJC. During fiscal 1996 and 1995, the Company paid consulting fees to the affiliate of

The Jordan Company of approximately $600,000 and $479,000, respectively, pursuant to the terms of the TJC Consulting Agreement. In connection with the acquisition on February 7, 1996 by certain subsidiaries of Enterprises of an aggregate of 36 Burger King restaurant franchises located in the States of Indiana, Kentucky, Ohio, Virginia and North Carolina, the Company paid to the affiliate of The Jordan Company an investment banking fee of $1.0 million and paid fees totaling $300,000 to certain members of the Company's senior management. Concurrent with the Offerings and related financings are consummated by the Company, the Company paid to the affiliate of The Jordan Company an investment banking fee of $1.3 million pursuant to the terms of the TJC Consulting Agreement. The Company believes that the terms of the TJC Consulting Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Messrs. Jordan, Zalaznick and Caputo are partners of The Jordan Company.

  Burger King Corporation. In connection with certain of its previous acquisitions of Burger King restaurants, the Company and its subsidiaries have entered into certain agreements with BKC as a precondition to receiving BKC approval of the acquisition. As part of its purchase agreement with BKC, dated September 1, 1994, Enterprises committed to expend up to $2.3 million by September 1, 1997 to upgrade the 68 Burger King restaurants it acquired. As part of its November 21, 1995 acquisition of 11 Burger King restaurants, the Company and ATCI agreed to (i) renew the Company's commitment, initially made in connection with its November 30, 1994 acquisition, to sell up to 10 Burger King restaurants to a franchisee to be designated by BKC and (ii) expend approximately $1.5 million by November 21, 1997 to upgrade certain of the 11 Burger King restaurants so acquired. The commitment by ATCI to upgrade the restaurants is subject to certain capital expenditures to be made by BKC. As part of its acquisitions of 36 Burger King restaurants on February 7, 1996, the Company and ATCI (i) renewed the Company's commitment to sell up to 10 Burger King restaurants to a franchisee to be designated and (ii) agreed to make the capital expenditures necessary to bring each of the Burger King restaurants operated by the Company and its subsidiaries into compliance with BKC current repair and maintenance standards by September 7, 1997.

  In connection with the Offerings, the Company has committed to BKC that, without BKC's prior written consent, (i) it will not pay cash dividends on the Senior Preferred Stock on or prior to December 1, 2001 and (ii) it will not pay cash dividends to holders of Common Stock until the Senior Notes are repaid in full and the Senior Preferred Stock is redeemed or otherwise retired. The Company has further committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The Company has also committed to BKC that it will develop 17 restaurants in fiscal 1997. In the event the Company fails to develop at least 14 restaurants in fiscal 1997, the Company will pay BKC $150,000. In addition, to the extent the Company develops 13 or fewer restaurants in fiscal 1997, the Company will be obligated to pay BKC $75,000 for each restaurant less than 14 it fails to develop.

  In connection with the Offerings, the Company is also required to enter into an agreement with BKC pursuant to which the Company will, among other things, indemnify BKC for any claims against BKC arising out of the Offerings.

  Members of the Board of Directors. Enterprises leases the land and buildings for two Burger King restaurants under noncancelable operating leases from an entity which is owned by Mr. Jaro. The leases expire in March 2006 and January 2007, respectively, and require total monthly rental payments of $20,600. For the fiscal years ended December 30, 1996 and January 1, 1996, the Company recorded rent expense of $247,000 and $248,000, respectively, under these leases. The Company believes that the terms of these leases are comparable to the terms it would obtain from disinterested third parties for comparable sites.

  Pursuant to the provisions of BKC's franchise agreements, Messrs. Jaro, Osborn and Hubert, as managing owners and owners, have guaranteed the obligations of the Company and its subsidiaries under each franchise agreement and each lease agreement in which BKC is the lessor.

  In connection with the September 1994 purchase of the Management Restaurants, the Company (i) entered into a $700,000 revolving loan agreement with Mr. Jaro whereby the Company loaned funds to Mr. Jaro and (ii) deferred payment in full of the purchase price for one of the Management Restaurants sold to the Company by a corporation controlled by Mr. Jaro. In September 1996, the Company canceled the outstanding balance of the revolving loan to Mr. Jaro in exchange for Mr. Jaro's cancellation of the outstanding balance of the deferred purchase price for the restaurant.

  The Company has adopted a policy to provide that future transactions between the Company and its officers, directors and other affiliates must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of AmeriKing, Inc. and Subsidiary" set forth in Item 8, "Financial Statements and Supplementary Data."

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

  Schedule I--Condensed financial information of registrant

  Schedule II--Valuation and qualifying accounts

  Schedule III--Real estate and accumulated depreciation

  Schedule IV--Mortgage loans on real estate

  Schedule V--Supplemental Information Concerning Property--Casualty Insurance Operations

                                    EXHIBITS

  A list of exhibits included as part of this Form 10-K or incorporated by reference is set forth in the Index to Exhibits. Included in the Index to Exhibits are the following exhibits which constitute management contracts or compensatory plans or arrangements.

    1. TJC Consulting Agreement

    2. Jaro Employment Agreement

    3. Osborn Employment Agreement

    4. Hubert Employment Agreement

    5. Aaseby Employment Agreement

    6. Vasatka Employment Agreement

    7. New Osborn Employment Agreement

                              REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K in fiscal 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF WESTCHESTER, STATE OF ILLINOIS, ON MARCH , 1997.

                                          Ameriking, Inc.

                                                             *
                                          By: _________________________________
                                             LAWRENCE E. JARO MANAGING OWNER,
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS AMENDED REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING
PERSONS IN THE CAPACITIES INDICATED ON THE   DAY OF MARCH, 1997.

              SIGNATURE                               TITLE

                  *                           Managing Owner, Chairman and
-------------------------------------          Chief Executive Officer
          LAWRENCE E. JARO                     (Principal Executive Officer)

                  *                           Vice Chairman
-------------------------------------
          WILLIAM C. OSBORN

                  *                           Director and Chief Operating
-------------------------------------          Officer
           GARY W. HUBERT

                  *                           Chief Financial Officer and
-------------------------------------          Corporate Secretary (Principal
             JOEL ASAEBY                       Financial and Accounting
                                               Officer)

                  *                           Director and Vice President
-------------------------------------
       A. RICHARD CAPUTO, JR.

                  *                           Director
-------------------------------------
           THOMAS H. QUINN

                  *                           Director
-------------------------------------
          JOHN W. JORDAN II

                  *                           Director
-------------------------------------
          DAVID W. ZALANICK

      /s/ A. Richard Caputo, Jr.
By: _________________________________
          As Attorney-in-Fact

  No copies of any annual report or proxy with respect to any meeting of security-holders have been sent to the Company's security-holders.

                               INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 1.1     FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING.....         *
 1.2     FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING.....         *
 2.1++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN BURGER KING CORPORATION ("BKC") AND NATIONAL
         RESTAURANT ENTERPRISES, INC. ("ENTERPRISES") (Filed as
         exhibit 2.1 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference)......         *
 2.2++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN JARO ENTERPRISES, INC. AND AMERIKING, INC.
         (FORMERLY KNOWN AS NRE HOLDINGS, INC.) ("AMERIKING")
         (Filed as exhibit 2.2 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)............................................         *
 2.3++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN JARO RESTAURANTS, INC. AND AMERIKING (Filed as
         exhibit 2.3 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference)......         *
 2.4++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN TABOR RESTAURANTS ASSOCIATES, INC. AND
         AMERIKING (Filed as exhibit 2.4 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 2.5++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1, 1994,
         BETWEEN JB RESTAURANTS, INC. AND AMERIKING (Filed as
         exhibit 2.5 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference)......         *
 2.6++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN CASTLEKING, INC. AND AMERIKING (Filed as
         exhibit 2.6 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference)......         *
 2.7++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN OSBURGER, INC. AND AMERIKING (Filed as exhibit
         2.7 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)..........         *
 2.8++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING
         (Filed as exhibit 2.8 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)............................................         *
 2.9++   PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994,
         BY AND AMONG SHELDON T. FRIEDMAN, BNB LAND VENTURE,
         INC. AND ENTERPRISES (Filed as exhibit 2.9 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 2.10++  ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
         AMONG DMW, INC., DANIEL L. WHITE AND AMERIKING
         COLORADO CORPORATION I (Filed as exhibit 2.10 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 2.11++  ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
         AMONG WSG, INC., DANIEL L. WHITE, SUSAN J. WAKEMAN,
         GEORGE ALAIZ, JR. AND AMERIKING COLORADO CORPORATION I
         (Filed as exhibit 2.11 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)............................................         *
 2.12++  PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
         AMONG QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND
         AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
         2.12 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)..........         *
 2.13++  PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
         AMONG RO-LANK, INC., THE SHAREHOLDERS OF RO-LANK, INC.
         AND AMERIKING TENNESSEE CORPORATION I (Filed as
         exhibit 2.13 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 2.14++  PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995,
         BY AND AMONG C&N DINING, INC. AND AFFILIATES AND
         AMERIKING VIRGINIA CORPORATION I (Filed as exhibit
         2.14 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)..........         *
 2.15++  AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
         FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND
         AFFILIATES AND AMERIKING VIRGINIA CORPORATION I (Filed
         as exhibit 2.15 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 2.16++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN THIRTY-FORTY, INC. AND AMERIKING CINCINNATI
         CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 2.17++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN HOUSTON, INC. AND AMERIKING CINCINNATI
         CORPORATION I (Filed as exhibit 2.17 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 2.18++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN FIFTH & RACE, INC. AND AMERIKING CINCINNATI
         CORPORATION I (Filed as exhibit 2.18 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference)                              *
 3.1     AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
         AMERIKING (Filed as exhibit 3.1 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 3.2     AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
         exhibit 3.2 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference)......         *
 4.1     STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY
         AND AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON
         THE SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 4.2     CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREEMENT,
         DATED NOVEMBER 30, 1994, BY AND AMONG AMERIKING AND THE
         STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
         (Filed as exhibit 4.2 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................         *
 4.3     CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREEMENT,
         DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING AND THE
         STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
         (Filed as exhibit 4.3 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................         *
 4.4++++ AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND
         AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
         SIGNATURE PAGES THERETO................................
 4.5     MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1,
         1994, BY AND AMONG AMERIKING, TABOR RESTAURANT
         ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO
         RESTAURANTS, INC., JB RESTAURANTS, INC., CASTLEKING,
         INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC.,
         LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL
         AASEBY, DONALD STAHURSKI AND SCOTT VASATKA (Filed as
         exhibit 4.5 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......         *
 4.6     STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN AMERIKING AND SCOTT VASATKA (Filed as exhibit
         4.6 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........         *
 4.7     STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN AMERIKING AND DONALD STAHURSKI (Filed as
         exhibit 4.7 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......         *
 4.8     WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON (Filed
         as exhibit 4.8 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..         *
 4.9     COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1, 1994,
         BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS INC.
         (Filed as exhibit 4.9 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................         *
 4.10    FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
         NOVEMBER 30, 1994 (Filed as exhibit 4.10 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................         *
 4.11    SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
         DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................         *
 4.12    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO MCIT PLC IN THE AGGREGATE PRINCIPAL AMOUNT
         OF $11,000,000 (Filed as exhibit 4.12 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................         *

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 4.13    AMENDED AND RESTATED DEFERRED LIMITED INTEREST
         GUARANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO
         MCIT PLC (Filed as exhibit 4.13 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.14    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
         FROM AMERIKING TO JARO ENTERPRISES, INC. IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $1,224,000 (Filed as
         exhibit 4.14 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.15    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
         FROM AMERIKING TO JARO RESTAURANTS, INC. IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $112,000 (Filed as
         exhibit 4.15 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.16    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
         FROM AMERIKING TO JB RESTAURANTS, INC. IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $2,019,000 (Filed as
         exhibit 4.16 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.17    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
         FROM AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.18    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
         FROM AMERIKING TO WHITE-OSBORN RESTAURANTS, INC. IN
         THE AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as
         exhibit 4.18 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.19    SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30,
         1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
         INC. (Filed as exhibit 4.19 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.20    COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30,
         1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
         INC. (Filed as exhibit 4.20 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.21    JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994,
         FROM AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as
         exhibit 4.21 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.22    SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995, FROM
         AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
         exhibit 4.22 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 4.23    AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21,
         1996, FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN
         THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067 (Filed as
         exhibit 4.23 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.24    GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO
         AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *


 4.25    RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE
         JARO AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.25
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference).................         *
 4.26    PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM
         AMERIKING COLORADO CORPORATION I TO FRANCHISE
         ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit 4.26
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference).................         *
 4.27    AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14, 1995,
         FROM AMERIKING COLORADO CORPORATION I TO FRANCHISE
         ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 4.27
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference).................         *
 4.28    COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7, 1996,
         FROM AMERIKING TO PMI MEZZANINE FUND, L.P. (Filed as
         exhibit 4.28 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.29    SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996, FROM
         ENTERPRISES TO PMI MEZZANINE FUND, L.P IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $15,000,000. (Filed as
         exhibit 4.29 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.30    SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
         AMERIKING VIRGINIA CORPORATION I AND AMERIKING
         CINCINNATI CORPORATION I TO PMI MEZZANINE FUND, L.P.
         (Filed as exhibit 4.30 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.31    SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE,
         DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING
         INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
         FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
         exhibit 4.31 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *
 4.32    SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
         FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING
         INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
         FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
         exhibit 4.32 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................         *

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 4.33    SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED
         FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING
         INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
         FIRST NATIONAL BANK OF BOSTON, AS (Filed as exhibit
         4.33 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)..........         *
 4.34    LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM
         AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON, THE
         OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
         THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT (Filed as exhibit 4.34 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.35    GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING
         VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
         CORPORATION I TO THE FIRST NATIONAL BANK OF BOSTON,
         THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
         THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT (Filed as exhibit 4.35 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.36    UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE,
         DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA
         ACQUISITION CORPORATION (Filed as exhibit 4.36 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.37    FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE
         WARRANT FROM AMERIKING TO PMI MEZZANINE FUND, L.P.....         *
 4.38    INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
         TO SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.39    FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38).......
 4.40    INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
         TO EXCHANGE DEBENTURES (Filed as exhibit 4.40 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.41    INTENTIONALLY OMITTED.................................
 4.42    FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT
         4.40).................................................
 4.43    PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
         TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
         CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT
         OF $6,100,000 (Filed as exhibit 4.43 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 4.44    CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR
         PREFERRED STOCK (Filed as exhibit 4.44 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
  NUMBER                       DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 4.45     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
          TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
          CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT
          OF $900,000 (Filed as exhibit 4.45 to AmeriKing's
          Registration Statement (No. 333-04261) and
          incorporated herein by reference)....................         *
 4.46++++ AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND
          AMONG AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI..
 4.47++++ AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT..
 9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
          AMONG LAWRENCE JARO, TABOR RESTAURANT ASSOCIATES,
          INC., JARO ENTERPRISES, INC., JARO RESTAURANTS, INC.
          AND JB RESTAURANTS, INC. (Filed as exhibit 9.1 to
          AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)................         *
 9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY
          AND AMONG WILLIAM OSBORN, CASTLEKING, INC., OSBURGER,
          INC. AND WHITE-OSBORN, INC. (Filed as exhibit 9.2 to
          AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)................         *
 10.1     SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM
          LOAN AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF
          BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
          BOSTON, AS AGENT (Filed as exhibit 10.1 to
          AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)................         *
 10.2     SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
          AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF
          BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
          BOSTON, AS AGENT (Filed as exhibit 10.2 to
          AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)................         *
 10.3     AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7,
          1996, BY AND AMONG ENTERPRISES AND THE FIRST NATIONAL
          BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED
          ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
          BOSTON, AS AGENT (Filed as exhibit 10.3 to
          AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)................         *
 10.4     STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY
          AND AMONG AMERIKING AND THE FIRST NATIONAL BANK OF
          BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
          BOSTON, AS AGENT (Filed as exhibit 10.4 to
          AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)................         *

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 10.5    AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7,
         1996, BY AND AMONG AMERIKING AND THE FIRST NATIONAL
         BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED
         ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
         BOSTON, AS AGENT (Filed as exhibit 10.5 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 10.6    SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
         CINCINNATI CORPORATION I AND THE FIRST NATIONAL BANK
         OF BOSTON (Filed as exhibit 10.6 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................       *
 10.7    STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG ENTERPRISES, AMERIKING VIRGINIA CORPORATION I,
         AMERIKING CINCINNATI CORPORATION I AND THE FIRST
         NATIONAL BANK OF BOSTON (Filed as exhibit 10.7 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................       *
 10.8    AMENDED AND RESTATED PURCHASE AGREEMENT, DATED
         FEBRUARY 7, 1996, BETWEEN AMERIKING AND MCIT PLC
         (Filed as exhibit 10.8 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)............................................       *
 10.9    PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND MCIT PLC (Filed as exhibit 10.9 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................       *
 10.10   SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
         AND AMONG BKC, MCIT PLC AND AMERIKING (Filed as
         exhibit 10.10 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................       *
 10.11   AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
         AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING
         AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit
         10.11 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)..........       *
 10.12   INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY
         AND AMONG BKC, AMERIKING VIRGINIA CORPORATION I,
         AMERIKING CINCINNATI CORPORATION I, LAWRENCE JARO,
         WILLIAM OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING
         AND THE FIRST NATIONAL BANK OF BOSTON (Filed as
         exhibit 10.12 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by
         reference)............................................       *
 10.13   STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
         BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.13 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................       *
 10.14   RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21,
         1996, BETWEEN ENTERPRISES AND BKC (Filed as exhibit
         10.14 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)..........       *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.15   STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
         BETWEEN ENTERPRISES AND THE FIRST NATIONAL BANK OF
         BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
         BOSTON, AS AGENT (Filed as exhibit 10.15 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................       *
 10.16   NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND,
         L.P. (Filed as exhibit 10.16 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................       *
 10.17   FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT, BY
         AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
         FUND, L.P..............................................       *
 10.18   SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG AMERIKING, ENTERPRISES, AMERIKING VIRGINIA
         CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
         AMERIKING TENNESSEE CORPORATION I, AMERIKING COLORADO
         CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY
         HUBERT AND BKC (Filed as exhibit 10.18 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................       *
 10.19   SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY
         AND AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
         TENNESSEE CORPORATION I AND FFCA ACQUISITION
         CORPORATION (Filed as exhibit 10.19 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................         *
 10.20   LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
         VIRGINIA CORPORATION I, AMERIKING TENNESSEE CORPORATION
         I AND FFCA ACQUISITION CORPORATION (Filed as exhibit
         10.20 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........         *
 10.21   FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHISEE
         (Filed as exhibit 10.21 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................         *
 10.22   SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as
         exhibit 10.22 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..         *
 10.23   FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed
         as exhibit 10.23 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..         *
 10.24   SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as
         exhibit 10.24 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..         *

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 10.25   FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
         OF BKC FRANCHISE AGREEMENT (Filed as exhibit 10.25 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 10.26   FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
         OF BKC LEASE AGREEMENT (Filed as exhibit 10.26 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 10.27   CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1,
         1994, BY AND AMONG AMERIKING, ENTERPRISES AND BKC
         (Filed as exhibit 10.27 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)............................................         *
 10.28   CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21,
         1995, BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
         CORPORATION I AND BKC (Filed as exhibit 10.28 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 10.29   LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
         ENTERPRISES AND BKC (Filed as exhibit 10.29 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 10.30   NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN AMERIKING VIRGINIA CORPORATION I AND JOSEPH J.
         NAPARLO (Filed as exhibit 10.30 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 10.31   MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
         1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
         AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 10.32   INTENTIONALLY OMITTED.................................
 10.33   INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
         SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
         (Filed as exhibit 10.33 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)............................................         *
 10.34   AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED
         FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
         (Filed as exhibit 10.34 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)............................................         *
 10.35   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
         SEPTEMBER 1, 1994, BETWEEN LAWRENCE JARO AND
         ENTERPRISES (Filed as exhibit 10.35 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 10.36   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
         SEPTEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND
         ENTERPRISES (Filed as exhibit 10.36 to AmeriKing's
         Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *

                                                                 SEQUENTIALLY
  EXHIBIT                                                          NUMBERED
  NUMBER                        DESCRIPTION                          PAGE
  -------                       -----------                      ------------
 10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN GARY HUBERT AND
           ENTERPRISES (Filed as exhibit 10.37 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND
           ENTERPRISES (Filed as exhibit 10.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN SCOTT VASATKA AND
           ENTERPRISES (Filed as exhibit 10.39 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.40     INTENTIONALLY OMITTED...............................
 10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG
           AMERIKING AND EACH OF THE SIGNATORIES TO THIS
           REGISTRATION STATEMENT (Filed as exhibit 10.41 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
 10.42     INTENTIONALLY OMITTED...............................
 10.43     INTENTIONALLY OMITTED...............................
 10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS
           HEADQUARTERS (Filed as exhibit 10.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29,
           1995, BETWEEN AMERIKING COLORADO CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.45 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996,
           BETWEEN AMERIKING TENNESSEE CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.46 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC,
           AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE OF THE
           HOLDERS OF SENIOR NOTES UNDER THE INDENTURE
           (ATTACHED TO EXHIBIT 4.38)..........................        *
 10.48++++ RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT
           BETWEEN WILLIAM OSBORN AND ENTERPRISES..............
 10.49++++ RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
           STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
           THERETO.............................................
 10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE
           COMPANY (Filed as exhibit 10.50 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 -------                       -----------                        ------------
 10.51   AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING
         CREDIT AND LOAN AGREEMENT, DATED MAY 14, 1996, BY AND
         AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
         OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE I THERETO AND THE FIRST NATIONAL BANK OF
         BOSTON, AS AGENT......................................
 10.52   ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND
         AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
         OF BOSTON AND THE OTHER LENDING INSTITUTIONS, LISTED
         THERETO AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT.................................................
 10.53   FORM OF OPERATING AGREEMENT BY AND AMONG BKC,
         AMERIKING ENTERPRISES, AMERIKING COLORADO CORPORATION
         I, AMERIKING ILLINOIS CORPORATION I, AMERIKING
         TENNESSEE CORPORATION I, AMERIKING VIRGINIA
         CORPORATION I AND AMERIKING CINCINNATI CORPORATION I..
 11++++  STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE.......
 12++++  STATEMENTS RE: COMPUTATION OF RATIOS..................
 21      SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 23.1    CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit 23.1
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference).................         *
 23.2    CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).....................         *
 24++++  POWER OF ATTORNEY.....................................
 25      T-1 FOR EXCHANGE DEBENTURE INDENTURE..................         *
 26      T-1 FOR SENIOR NOTE INDENTURE.........................         *
 27++++  FINANCIAL DATA SCHEDULE...............................

--------
*    Previously filed.
++ The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.