Form 10-Q
period 1997-03-31
AMERIKING INC
filed 1997-05-14
CIK 1014599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK
ONE)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from  to

                        COMMISSION FILE NUMBER 333-04261

                                AMERIKING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                          (STATE OR OTHER JURISDICTION
                       OF INCORPORATION OR ORGANIZATION)

                       2215 ENTERPRISE DRIVE, SUITE 1502
                             WESTCHESTER, ILLINOIS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   36-3970707
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                     60154
                                   (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 708-947-2150

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

  The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1997 was 893,290 of common stock, $.01 par value per Share (the "Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1. Financial Statements.........................................    5
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations...................................................   10
 PART II
    Item 6. Exhibits, and Reports on Form 8-K............................   13

                                     PART I

  Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of AmeriKing, Inc. ("AmeriKing" or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, governmental regulations; regional weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

RECENT DEVELOPMENTS

  During the second quarter the Company executed purchase agreements pursuant to which it may acquire up to 26 Burger King restaurants in the Fayetteville and Raleigh Durham, North Carolina areas (the "North Carolina Acquisition") from a franchisee for an aggregate purchase price of approximately $23.5 million. The Company anticipates that, concurrently with the North Carolina Acquisition, the Company will amend its current Credit Agreement to increase the credit available thereunder from $15 million to $50 million. The North Carolina acquisition will be funded through the use of the available credit under the Credit Agreement and the Company's cash on hand, and will be accounted for using the purchase method of accounting. The North Carolina Acquisition is conditioned on, among other things, both of the Company and the Sellers' obtaining the consent of Burger King Corporation ("BKC") as well as other standard closing conditions. It is anticipated that the key operating personnel of the restaurants acquired in the North Carolina Acquisition will be retained. Pursuant to the terms of BKC's standard franchise agreements, acquisitions of Burger King restaurants, including those to be acquired in the North Carolina Acquisition, are subject to BKC's consent and right of first refusal.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
                                   SUBSIDIARY

                                                                           PAGE
                                                                           ----
Consolidated Balance Sheets as of March 31, 1997 and December 30, 1996.... 5
Consolidated Statements of Operations for the quarters ended March 31,
 1997 and April 1, 1996................................................... 6
Consolidated Statements of Cash Flows for the quarters ended March 31,
 1997 and April 1, 1996................................................... 8
Notes to Consolidated Financial Statements................................ 9

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 30, 1996

                                                     MARCH 31,    DECEMBER 30,
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................ $  3,399,000  $  5,259,000
  Accounts receivable..............................      660,000       828,000
  Inventories......................................    1,445,000     1,667,000
  Prepaid expenses.................................    1,660,000     1,338,000
  Current portion of deferred income taxes.........      438,000       438,000
                                                    ------------  ------------
    Total current assets...........................    7,602,000     9,530,000
PROPERTY AND EQUIPMENT (net of accumulated
 depreciation).....................................   37,439,000    36,765,000
GOODWILL (net of accumulated amortization).........   93,608,000    94,324,000
DEFERRED INCOME TAXES..............................    3,426,000     3,426,000
OTHER ASSETS:
  Deferred financing costs (net of accumulated
   amortization)...................................    6,410,000     6,577,000
  Deferred organization costs (net of accumulated
   amortization)...................................      156,000       170,000
  Franchise agreements (net of accumulated
   amortization)...................................    4,193,000     4,245,000
                                                    ------------  ------------
    Total other assets.............................   10,759,000    10,992,000
                                                    ------------  ------------
TOTAL.............................................. $152,834,000  $155,037,000
                                                    ============  ============
        LIABILITIES, SENIOR PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses...... $  5,910,000  $ 10,333,000
  Accrued payroll..................................    3,939,000     3,571,000
  Accrued sales tax payable........................      959,000     1,021,000
  Accrued interest payable.........................    3,641,000       911,000
  Current portion of long-term debt................      537,000       525,000
  Current portion of capital leases................      116,000       110,000
                                                    ------------  ------------
    Total current liabilities......................   15,102,000    16,471,000
LONG-TERM DEBT--Less current portion...............  107,028,000   107,167,000
LONG-TERM DEBT--Related parties....................      600,000       600,000
OTHER LONG-TERM LIABILITIES........................       36,000        63,000
                                                    ------------  ------------
    Total liabilities..............................  122,766,000   124,301,000
                                                    ------------  ------------
SENIOR PREFERRED STOCK.............................   31,278,000    30,303,000
STOCKHOLDERS' EQUITY:
  Preferred stock..................................           75            75
  Common stock.....................................        8,933         8,933
  Additional paid-in capital.......................    6,272,992     7,277,992
  Retained earnings (deficit)......................   (7,492,000)   (6,854,000)
                                                    ------------  ------------
    Total stockholders' equity (deficit)...........   (1,210,000)      433,000
                                                    ------------  ------------
TOTAL.............................................. $152,834,000  $155,037,000
                                                    ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE QUARTERS ENDED MARCH 31, 1997 AND APRIL 1, 1996

                                          QUARTER              QUARTER
                                           ENDED                ENDED
                                         MARCH 31    % OF      APRIL 1    % OF
                                           1997      SALES      1996      SALES
                                        -----------  -----   -----------  -----
SALES
  Restaurant food sales...............  $48,192,000   97.6%  $42,251,000   98.0%
  Non-food sales......................    1,201,000    2.4       852,000    2.0
                                        -----------  -----   -----------  -----
    Total sales.......................   49,393,000  100.0    43,103,000  100.0
RESTAURANT OPERATING EXPENSES:
  Cost of food sales..................   14,592,000   29.5    13,200,000   30.6
  Cost of non-food sales..............    1,139,000    2.3       833,000    1.9
  Restaurant labor and related costs..   12,943,000   26.2    11,059,000   25.7
  Occupancy...........................    5,673,000   11.5     4,817,000   11.2
  Depreciation and amortization of
   goodwill and franchise agreements..    1,992,000    4.0     1,669,000    3.9
  Advertising.........................    2,576,000    5.2     2,094,000    4.9
  Royalties...........................    1,689,000    3.4     1,479,000    3.4
  Other operating expenses............    4,487,000    9.1     3,711,000    8.6
                                        -----------  -----   -----------  -----
    Total restaurant operating
     expenses.........................   45,091,000   91.2    38,862,000   90.2
GENERAL AND ADMINISTRATIVE EXPENSES...    1,973,000    4.0     1,721,000    4.0
OTHER OPERATING EXPENSES:
  Depreciation expense--office........      133,000    0.3        93,000    0.2
  Loss on disposal of fixed assets....       23,000
  Management and directors' fees......      123,000    0.2       118,000    0.3
                                        -----------  -----   -----------  -----
    Total other operating expenses....      279,000    0.5       211,000    0.5
                                        -----------  -----   -----------  -----
OPERATING INCOME......................    2,050,000    4.3     2,309,000    5.3
OTHER INCOME (EXPENSE):
  Interest expense....................   (2,936,000)  (5.9)   (1,950,000)  (4.5)
  Interest expense--related party.....       (9,000)            (792,000)  (1.9)
  Amortization of deferred costs......     (152,000)  (0.3)     (224,000)  (0.5)
  Other income (expense)--net.........      (16,000)              (3,000)
                                        -----------          -----------
    Total other expense...............   (3,113,000)  (6.2)   (2,969,000)  (6.9)
                                        -----------  -----   -----------  -----
LOSS BEFORE PROVISION FOR INCOME
 TAXES................................   (1,063,000)  (1.9)     (660,000)  (1.6)
INCOME TAXES BENEFIT..................     (425,000)  (0.9)     (271,000)  (0.6)
                                        -----------  -----   -----------  -----
NET LOSS..............................  $  (638,000)  (1.0)% $  (389,000)  (1.0)
                                        ===========  =====   ===========  =====
PREFERRED STOCK DIVIDENDS (cumulative,
 undeclared)..........................      975,000
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..........................       893.29               863.29
NET LOSS PER COMMON SHARE.............  $     (1.98)         $     (0.58)

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE QUARTER ENDED MARCH 31, 1997 AND THE FISCAL YEAR ENDED DECEMBER 30,
                                      1996

                                          ADDITIONAL   RETAINED
                         PREFERRED COMMON  PAID-IN     EARNINGS
                           STOCK   STOCK   CAPITAL     (DEFICIT)      TOTAL
                         --------- ------ ----------  -----------  -----------
INITIAL ISSUANCE OF
 STOCK..................    $56    $   10 $5,699,934               $ 5,700,000
  Issuance of preferred
   stock................     19            1,899,981                 1,900,000
  Net income............                              $   241,000      241,000
                            ---    ------ ----------  -----------  -----------
BALANCE--December 31,
 1994...................     75        10  7,599,915      241,000    7,841,000
  Net income............                                  902,000      902,000
                            ---    ------ ----------  -----------  -----------
BALANCE--January 1,
 1996...................     75        10  7,599,915    1,143,000    8,743,000
  Dividends on senior
   preferred stock......                    (303,000)                 (303,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (10,000)                  (10,000)
  Recapitalization of
   common stock.........            8,923     (8,923)
  Net loss..............                               (7,997,000)  (7,997,000)
                            ---    ------ ----------  -----------  -----------
BALANCE--December 30,
 1996...................     75     8,933  7,277,992   (6,854,000)     433,000
  Dividends on senior
   preferred stock......                    (975,000)                 (975,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (30,000)                  (30,000)
  Net loss..............                                 (638,000)    (638,000)
                            ---    ------ ----------  -----------  -----------
BALANCE--March 31,
 1997...................    $75    $8,933 $6,272,992  $(7,492,000) $(1,210,000)
                            ===    ====== ==========  ===========  ===========


                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE QUARTERS ENDED MARCH 31, 1997 AND APRIL 1, 1996

                                                       QUARTER      QUARTER
                                                        ENDED        ENDED
                                                      MARCH 31,     APRIL 1,
                                                        1997          1996
                                                     -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................... $  (638,000) $   (389,000)
  Adjustments to reconcile net income (loss) to net
   cash flowsfrom operating activities:
  Depreciation and amortization.....................   2,277,000     1,986,000
  Interest..........................................   2,730,000
  Loss on disposal of fixed assets..................      23,000
  Changes in:
    Accounts receivable.............................     168,000       347,000
    Inventories.....................................     222,000      (227,000)
    Prepaid expenses................................    (322,000)     (449,000)
    Accounts payable and accrued expenses...........  (4,117,000)    5,828,000
                                                     -----------  ------------
      Net cash flows from operating activities......     343,000     7,096,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of restaurant franchise agreements,
   equipment and goodwill...........................               (39,205,000)
  Proceeds from sale of property....................                   817,000
  Cash paid for franchise agreements................     (41,000)      (81,000)
  Cash paid for property and equipment..............  (2,014,000)   (1,372,000)
                                                     -----------  ------------
      Net cash flows from investing activities......  (2,055,000)  (39,841,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt......................                85,000,000
  Proceeds from subordinated debt-related party.....                15,000,000
  Cash paid for financing costs.....................                (2,644,000)
  Advances under line of credit.....................                 5,000,000
  Payments on line of credit........................                (1,000,000)
  Payments on long-term debt........................    (127,000)  (65,896,000)
  Payments on capital leases........................     (21,000)      (22,000)
                                                     -----------  ------------
      Net cash flows from financing activities......    (148,000)   35,438,000
                                                     -----------  ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............  (1,860,000)    2,693,000
CASH AND CASH EQUIVALENTS--Beginning of period......   5,259,000     1,887,000
                                                     -----------  ------------
CASH AND CASH EQUIVALENTS--End of period............ $ 3,399,000  $  4,580,000
                                                     ===========  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.......... $   215,000  $  1,583,000
                                                     ===========  ============
  Cash paid for income taxes........................ $    91,000
                                                     ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Senior preferred stock dividends (cumulative, non-
 declared).......................................... $   975,000
                                                     ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE QUARTERS ENDED MARCH 31, 1997 AND APRIL 1, 1996

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of March 31, 1997, the results of operations and cash flows for the quarters ended March 31, 1997 and April 1, 1997. These financial statements should be read in conjunction with the Company's annual report on Form 10K for the fiscal year ended December 30, 1996 filed on March 28, 1997.

  The results of operations for the quarter ended March 31, 1997 and April 1, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company operates Burger King restaurants through its wholly owned subsidiaries, each of which is a party to a BKC franchise agreement. BKC franchise agreements require a one-time franchise fee (currently $40,000), a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. Most franchise agreements provide for a term of 20 years, and, at the option of the franchise and BKC, a renewal franchise agreement may be granted by BKC upon payment of the then current franchise fee provided that the restaurant meets BKC's operating standards applicable at that time and the franchisee is not in default under the relevant franchise agreement. In addition, the Company has committed to BKC that it will spend 1% of gross sales on local advertising to supplement BKC's national advertising activities.

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

  Restaurant sales include restaurant food sales and non-food sales. Non-food sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has five), as well as sales of promotional products at the Company's restaurants. Historically, non-food sales have contributed less than 3.0% to restaurant sales. Promotional products, which account for the majority of non-food sales, are generally sold at or near the Company's costs.

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

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED APRIL 1, 1996

  Restaurant Sales. Total sales increased $6.3 million or 14.6% during the first quarter 1997, to $49.4 million from $43.1 million in the first quarter 1996, due primarily to the inclusion of the 36 restaurants purchased in 1996. In addition, the Company developed 8 restaurants in 1996 and 1 restaurant in 1997 and closed 1 restaurant in 1997. Newly acquired restaurants accounted for $3.5 million of the total increase in restaurant sales, while new restaurant development accounted for $1.8 million of the increase in sales. Sales at the comparable restaurants owned by the Company at the end of the first quarter of 1997 increased $1.0 million or 2.3%. Menu prices remained stable during the period.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $6.2 million, or 16.0% during the first quarter 1997, to $45.1 million from $38.9 million in the first quarter 1996, due primarily to the inclusion of the 36 restaurants purchased in 1996. In addition, the company developed 8 restaurants in 1996 and 1 restaurant in 1997 and closed 1 restaurant in 1997. As a percentage of sales, restaurant operating expenses increased 1.0% to 91.2% in fiscal 1997 from 90.2% in fiscal 1996.

  Cost of sales increased $1.7 million during the first quarter 1997, and decreased 0.7% as a percentage of sales to 31.8% in the first quarter 1997 from 32.5% in the first quarter 1996. The percentage increase in cost of sales was due to a 0.4% increase in the cost of non-food sales offset by a 1.1% decrease on the cost of food sales, primarily as a result of a lower level of discounting.

  Restaurant labor and related expenses increased $1.9 million during the first quarter 1997, and increased 0.5% as a percentage of restaurant sales to 26.2% in the first quarter 1996 from 25.7% in the first quarter 1995. The percentage increase in restaurant labor was due to an increase in the federal minimum wage.

  Depreciation and amortization increased $0.3 million during the first quarter 1997, to $2.0 million in the first quarter 1997 from $1.7 million in the first quarter 1996. As a percentage of sales, depreciation and amortization expense increased 0.1% to 4.0% for the first quarter 1997 from 3.9% in the first quarter 1996. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

  Occupancy and other expenses increased $2.3 million during the first quarter 1997, and increased 1.1% as a percentage of sales to 29.2% for the first quarter 1997 from 28.1% in the first quarter 1995. Occupancy expense increased $0.9 million, and increased 0.3% as a percentage of sales to 11.5% in the first quarter 1997 from 11.2% in the first quarter 1996, Other operating expenses increased $1.5 million during the first quarter 1997, and increased 0.8% as a percentage of sales to 17.7% in the first quarter 1997 from 16.9% for the first quarter 1996. This increase is a partially a result of a 0.4% increase in local advertising expense

  EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $0.1 million or 3.2% to 4.3 million for the first quarter 1997 from $4.2 million for the first quarter 1996. As a percentage of restaurant sales, EBITDA decreased 1.0%, to 8.7% for the first quarter 1997 from 9.7% for the first quarter 1996.

  Operating Income. Operating income decreased $0.3 or 11.2% to $2.0 million for the first quarter 1997 from $2.3 million for the first quarter 1996. As a percentage of sales, operating income decreased 1.0%, to 4.3% in the first quarter 1997 from 5.3% for the first quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash usages are to finance additional acquisitions, make capital expenditures in connection with the development of new restaurants, upgrade acquired and existing restaurants and to meet general working capital needs. The Company has budgeted approximately $355,000 for the development of each of its new restaurants. The Company anticipates it will spend approximately an additional $3.0 to $5.0 million annually for other capital expenditures. In addition, the Company has committed to BKC that it will make capital expenditures at its AmeriKing Tennessee Corporation I restaurants of approximately $1.5 million on or before September 7, 1997, of which approximately two thirds had been made as of March 31, 1997. The Company has further committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The Company has also committed to BKC that it will develop 17 restaurants in fiscal 1997. In the event the Company fails to develop at least 14 restaurants in fiscal 1997, the Company will pay BKC $150,000. In addition, to the extent the Company develops 13 or fewer restaurants in fiscal 1997, the Company will be obligated to pay BKC $75,000 for each restaurant less than 14 it fails to develop. The actual amount of the Company's cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired by the Company and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

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

  The Company believes that the proceeds from its Offerings, together with its increased availability under its anticipated credit of $50.0 million under Credit Agreement, following its anticipated amendment in the second quarter and the Company's cash on hand, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for fiscal 1997. The Company expects that additional financing will be required in connection with any significant acquisitions in the future.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

  The Company is not a party to any pending legal proceedings, the resolutions of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 2. CHANGES IN SECURITIES

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                                    EXHIBITS

  The following exhibits are filed as part of this report.

 2.19 Asset Purchase Agreement dated March 7, 1997 among F&P Enterprises, Inc., the Shareholders of F&P Enterprises, Inc. and National Restaurant
      Enterprises, Inc.
 2.20 Amendment No. 1 to Asset Purchase Agreement dated April 8, 1997 among F&P
      Enterprises, Inc., the Shareholders of F&P Enterprises, Inc. and National
      Restaurant Enterprises, Inc.
 2.21 Asset Purchase Agreement dated March 7, 1997 among North Foods, Inc., the
      Shareholders of North Foods, Inc. and National Restaurant Enterprises,
      Inc.
 2.22 Amendment No. 1 to Asset Purchase Agreement dated April 8, 1997 among
      North Foods, Inc., the Shareholders of North Foods, Inc. and National
      Restaurant Enterprises, Inc.
   11 Statement Re: Computation of Earnings Per Share
   12 Statements Re: Computation of Ratios
   27 Financial Data Schedule

  A list of exhibits included as part of this Form 10-Q or incorporated by reference is set forth in the Index to Exhibits. Included in the Index to Exhibits are the following exhibits which constitute management contracts or compensatory plans or arrangements.

  1. TJC Consulting Agreement

  2. Jaro Employment Agreement

  3. Osborn Employment Agreement

  4. Hubert Employment Agreement

  5. Aaseby Employment Agreement

  6. Vasatka Employment Agreement

  7. New Osborn Employment Agreement

                              REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K in the quarter ended May 31, 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF WESTCHESTER, STATE OF ILLINOIS.

                                          Ameriking, Inc.

-------------------------------------
                                          -------------------------------------
Date                                      Lawrence E. Jaro
                                          Managing Owner, Chairman and Chief
                                          Executive Office

-------------------------------------
                                          -------------------------------------
Date                                      Joel Aaseby
                                          Chief Financial Officer and
                                          Corporate Secretary (Principal
                                          Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
  1.1      FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING...         *
  1.2      FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING...        *
  2.1++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN BURGER KING CORPORATION ("BKC") AND
           NATIONAL RESTAURANT ENTERPRISES, INC.
           ("ENTERPRISES") (Filed as exhibit 2.1 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  2.2++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN JARO ENTERPRISES, INC. AND AMERIKING,
           INC. (FORMERLY KNOWN AS NRE HOLDINGS, INC.)
           ("AMERIKING") (Filed as exhibit 2.2 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  2.3++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN JARO RESTAURANTS, INC. AND AMERIKING
           (Filed as exhibit 2.3 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  2.4++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN TABOR RESTAURANTS ASSOCIATES, INC. AND
           AMERIKING (Filed as exhibit 2.4 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  2.5++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1,
           1994, BETWEEN JB RESTAURANTS, INC. AND AMERIKING
           (Filed as exhibit 2.5 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  2.6++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN CASTLEKING, INC. AND AMERIKING (Filed
           as exhibit 2.6 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  2.7++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN OSBURGER, INC. AND AMERIKING (Filed as
           exhibit 2.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  2.8++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN WHITE-OSBORN RESTAURANTS, INC. AND
           AMERIKING (Filed as exhibit 2.8 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  2.9++    PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30,
           1994, BY AND AMONG SHELDON T. FRIEDMAN, BNB LAND
           VENTURE, INC. AND ENTERPRISES (Filed as exhibit 2.9
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........        *
  2.10++   ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
           AMONG DMW, INC., DANIEL L. WHITE AND AMERIKING
           COLORADO CORPORATION I (Filed as exhibit 2.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
  2.11++   ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
           AMONG WSG, INC., DANIEL L. WHITE, SUSAN J. WAKEMAN,
           GEORGE ALAIZ, JR. AND AMERIKING COLORADO CORPORATION
           I (Filed as exhibit 2.11 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
  2.12++   PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND
           AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
           2.12 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)....        *
  2.13++   PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG RO-LANK, INC., THE SHAREHOLDERS OF RO-LANK,
           INC. AND AMERIKING TENNESSEE CORPORATION I (Filed as
           exhibit 2.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  2.14++   PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30,
           1995, BY AND AMONG C&N DINING, INC. AND AFFILIATES
           AND AMERIKING VIRGINIA CORPORATION I (Filed as
           exhibit 2.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  2.15++   AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT,
           DATED FEBRUARY 7, 1996, BY AND AMONG C&N DINING,
           INC. AND AFFILIATES AND AMERIKING VIRGINIA
           CORPORATION I (Filed as exhibit 2.15 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  2.16++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN THIRTY-FORTY, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  2.17++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN HOUSTON, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.17 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  2.18++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN FIFTH & RACE, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.18 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  2.19     ASSET PURCHASE AGREEMENT dated March 7, 1997 among
           F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P
           ENTERPRISES, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC....................................
  2.20     AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT
           dated April 8, 1997 among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. and NATIONAL
           RESTAURANT ENTERPRISES, INC.........................
  2.21     ASSET PURCHASE AGREEMENT dated March 7, 1997 among
           NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS,
           INC. and NATIONAL RESTAURANT ENTERPRISES, INC.......
  2.22     AMENDMENT NO. 1 to the ASSET PURCHASE AGREEMENT
           dated April 8, 1997 among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
           RESTAURANT ENTERPRISES, INC.........................
  3.1      AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
           AMERIKING (Filed as exhibit 3.1 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  3.2      AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
           exhibit 3.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
  4.1      STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE STOCKHOLDERS APPEARING
           ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.1
           to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)....        *
  4.2      CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS
           AGREEMENT, DATED NOVEMBER 30, 1994, BY AND AMONG
           AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
  4.3      CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS
           AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
           AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.3 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
  4.4      AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND
           AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON
           THE SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to
           AmeriKing's Form 10-K for the year ended December
           30, 1996 and incorporated herein by reference)......        *
  4.5      MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER
           1, 1994, BY AND AMONG AMERIKING, TABOR RESTAURANT
           ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO
           RESTAURANTS, INC., JB RESTAURANTS, INC., CASTLEKING,
           INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER,
           INC., LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT,
           JOEL AASEBY, DONALD STAHURSKI AND SCOTT VASATKA
           (Filed as exhibit 4.5 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.6      STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN AMERIKING AND SCOTT VASATKA (Filed as
           exhibit 4.6 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.7      STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN AMERIKING AND DONALD STAHURSKI (Filed as
           exhibit 4.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.8      WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON
           (Filed as exhibit 4.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.9      COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS
           INC. (Filed as exhibit 4.9 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  4.10     FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED NOVEMBER 30, 1994 (Filed as exhibit 4.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
  4.11     SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
  4.12     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO MCIT PLC IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $11,000,000 (Filed as exhibit
           4.12 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)....        *
  4.13     AMENDED AND RESTATED DEFERRED LIMITED INTEREST
           GUARANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES
           TO MCIT PLC (Filed as exhibit 4.13 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  4.14     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO ENTERPRISES, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $1,224,000 (Filed as
           exhibit 4.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.15     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO RESTAURANTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $112,000 (Filed as
           exhibit 4.15 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.16     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JB RESTAURANTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $2,019,000 (Filed as
           exhibit 4.16 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.17     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17
           to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)....        *
  4.18     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO WHITE-OSBORN RESTAURANTS, INC. IN
           THE AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as
           exhibit 4.18 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.19     SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.19 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  4.20     COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.20 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
  4.21     JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994,
           FROM AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN
           THE AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as
           exhibit 4.21 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.22     SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995,
           FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
           exhibit 4.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
  4.23     AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21,
           1996, FROM AMERIKING TENNESSEE CORPORATION I TO BKC
           IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067
           (Filed as exhibit 4.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.24     GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE
           JARO AND WILLIAM OSBORN TO BKC (Filed as exhibit
           4.24 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........        *
  4.25     RATIFICATION OF GUARANTY, MAY 21, 1996, FROM
           LAWRENCE JARO AND WILLIAM OSBORN TO BKC (Filed as
           exhibit 4.25 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.26     PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM
           AMERIKING COLORADO CORPORATION I TO FRANCHISE
           ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit
           4.26 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........        *
  4.27     AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14,
           1995, FROM AMERIKING COLORADO CORPORATION I TO
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 4.27 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.28     COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7,
           1996, FROM AMERIKING TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.28 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.29     SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996,
           FROM ENTERPRISES TO PMI MEZZANINE FUND, L.P IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $15,000,000. (Filed as
           exhibit 4.29 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.30     SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
           AMERIKING VIRGINIA CORPORATION I AND AMERIKING
           CINCINNATI CORPORATION I TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.30 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.31     SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE
           FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.31 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.32     SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.32 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  4.33     SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS (Filed as exhibit
           4.33 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........        *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
  4.34     LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM
           AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON, THE
           OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
           THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 4.34 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
  4.35     GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING
           VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
           CORPORATION I TO THE FIRST NATIONAL BANK OF BOSTON,
           THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
           THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 4.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
  4.36     UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA
           ACQUISITION CORPORATION (Filed as exhibit 4.36 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
  4.37     FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE
           WARRANT FROM AMERIKING TO PMI MEZZANINE FUND, L.P....        *
  4.38     INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
  4.39     FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38)......
  4.40     INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO EXCHANGE DEBENTURES (Filed as exhibit 4.40 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
  4.41     INTENTIONALLY OMITTED................................
  4.42     FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT
           4.40)................................................
  4.43     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
           CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT
           OF $6,100,000 (Filed as exhibit 4.43 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
  4.44     CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR
           PREFERRED STOCK (Filed as exhibit 4.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
  4.45     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
           CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT
           OF $900,000 (Filed as exhibit 4.45 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
  4.46     AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND
           AMONG AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI
           (Filed as exhibit 4.46 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference).................................        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
  4.47     AMENDMENT NO. 1 TO MANAGEMENT SUBSCRIPTION AGREEMENT
           (Filed as exhibit 4.47 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)................................        *
  9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG LAWRENCE JARO, TABOR RESTAURANT
           ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO
           RESTAURANTS, INC. AND JB RESTAURANTS, INC. (Filed as
           exhibit 9.1 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
  9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG WILLIAM OSBORN, CASTLEKING, INC.,
           OSBURGER, INC. AND WHITE-OSBORN, INC. (Filed as
           exhibit 9.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.1      SECOND AMENDED AND RESTATED REVOLVING CREDIT AND
           TERM LOAN AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL
           BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON, AS AGENT (Filed as exhibit 10.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
 10.2      SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
           AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
 10.3      AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7,
           1996, BY AND AMONG ENTERPRISES AND THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 10.3 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.4      STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.4 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
 10.5      AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY
           7, 1996, BY AND AMONG AMERIKING AND THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 10.5 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.6      SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
           AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           CINCINNATI CORPORATION I AND THE FIRST NATIONAL BANK
           OF BOSTON (Filed as exhibit 10.6 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 10.7      STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG ENTERPRISES, AMERIKING VIRGINIA
           CORPORATION I, AMERIKING CINCINNATI CORPORATION I
           AND THE FIRST NATIONAL BANK OF BOSTON (Filed as
           exhibit 10.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.8      AMENDED AND RESTATED PURCHASE AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN AMERIKING AND MCIT PLC
           (Filed as exhibit 10.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.9      PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND MCIT PLC (Filed as exhibit 10.9 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
 10.10     SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG BKC, MCIT PLC AND AMERIKING (Filed as
           exhibit 10.10 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.11     AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
           AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING
           AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit
           10.11 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)....        *
 10.12     INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG BKC, AMERIKING VIRGINIA CORPORATION I,
           AMERIKING CINCINNATI CORPORATION I, LAWRENCE JARO,
           WILLIAM OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING
           AND THE FIRST NATIONAL BANK OF BOSTON (Filed as
           exhibit 10.12 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.13     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
           BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.13
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........        *
 10.14     RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY
           21, 1996, BETWEEN ENTERPRISES AND BKC (Filed as
           exhibit 10.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.15     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
           BETWEEN ENTERPRISES AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.15 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
 10.16     NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
           FUND, L.P. (Filed as exhibit 10.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.17     FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT,
           BY AND AMONG AMERIKING, ENTERPRISES AND PMI
           MEZZANINE FUND, L.P.................................        *
 10.18     SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES, AMERIKING VIRGINIA
           CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I, AMERIKING
           COLORADO CORPORATION I, LAWRENCE JARO, WILLIAM
           OSBORN, GARY HUBERT AND BKC (Filed as exhibit 10.18
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........        *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 10.19     SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           TENNESSEE CORPORATION I AND FFCA ACQUISITION
           CORPORATION (Filed as exhibit 10.19 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
 10.20     LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
           VIRGINIA CORPORATION I, AMERIKING TENNESSEE
           CORPORATION I AND FFCA ACQUISITION CORPORATION (Filed
           as exhibit 10.20 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................        *
 10.21     FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND
           FRANCHISEE (Filed as exhibit 10.21 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
 10.22     SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as
           exhibit 10.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................        *
 10.23     FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed
           as exhibit 10.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................        *
 10.24     SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as
           exhibit 10.24 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................        *
 10.25     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
           OF BKC FRANCHISE AGREEMENT (Filed as exhibit 10.25 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.26     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
           OF BKC LEASE AGREEMENT (Filed as exhibit 10.26 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, ENTERPRISES AND BKC
           (Filed as exhibit 10.27 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................        *
 10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21,
           1995, BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
           CORPORATION I AND BKC (Filed as exhibit 10.28 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
           ENTERPRISES AND BKC (Filed as exhibit 10.29 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7,
           1996, BETWEEN AMERIKING VIRGINIA CORPORATION I AND
           JOSEPH J. NAPARLO (Filed as exhibit 10.30 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
           AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 10.32     INTENTIONALLY OMITTED...............................        *
 10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
           SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.33 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN LAWRENCE JARO AND
           ENTERPRISES (Filed as exhibit 10.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND
           ENTERPRISES (Filed as exhibit 10.36 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference....................        *
 10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN GARY HUBERT AND
           ENTERPRISES (Filed as exhibit 10.37 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND
           ENTERPRISES (Filed as exhibit 10.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN SCOTT VASATKA AND
           ENTERPRISES (Filed as exhibit 10.39 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.40     INTENTIONALLY OMITTED...............................
 10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG
           AMERIKING AND EACH OF THE SIGNATORIES TO THIS
           REGISTRATION STATEMENT (Filed as exhibit 10.41 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
 10.42     INTENTIONALLY OMITTED...............................
 10.43     INTENTIONALLY OMITTED...............................
 10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS
           HEADQUARTERS (Filed as exhibit 10.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29,
           1995, BETWEEN AMERIKING COLORADO CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.45 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996,
           BETWEEN AMERIKING TENNESSEE CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.46 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................        *
 10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC,
           AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE OF THE
           HOLDERS OF SENIOR NOTES UNDER THE INDENTURE
           (ATTACHED TO EXHIBIT 4.38)..........................        *
 10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT
           BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as
           exhibit 10.48 to AmeriKing's Form 10-K for the year
           ended December 30, 1996 and incorporated herein by
           reference)..........................................        *
 10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
           STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
           THERETO (Filed as exhibit 10.49 to AmeriKing's Form
           10-K for the year ended December 30, 1996 and
           incorporated herein by reference....................        *
 10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE
           COMPANY (Filed as exhibit 10.50 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................        *
 10.51     AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING
           CREDIT AND LOAN AGREEMENT, DATED MAY 14, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL
           BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE I THERETO AND THE FIRST NATIONAL
           BANK OF BOSTON, AS AGENT (Filed as exhibit 10.51 to
           AmeriKing's Form 10-K for the year ended December
           30, 1996 and incorporated herein by reference)......        *
 10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL
           BANK OF BOSTON AND THE OTHER LENDING INSTITUTIONS,
           LISTED THERETO AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.52 to
           AmeriKing's Form 10-K for the year ended December
           30, 1996 and incorporated herein by reference)......        *
 10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC,
           AMERIKING ENTERPRISES, AMERIKING COLORADO
           CORPORATION I, AMERIKING ILLINOIS CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I, AMERIKING
           VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 10.53 to AmeriKing's
           Form 10-K for the year ended December 30, 1996 and
           incorporated herein by reference)...................        *
 11++++    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE.....
 12++++    STATEMENTS RE: COMPUTATION OF RATIOS................
 21        SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............        *
 23.1      CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit
           23.1 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........        *
 23.2      CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........        *
 24        POWER OF ATTORNEY...................................
 25        T-1 FOR EXCHANGE DEBENTURE INDENTURE................        *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                         DESCRIPTION                           PAGE
  -------                        -----------                       ------------
 26        T-1 FOR SENIOR NOTE INDENTURE.........................       *
 27++++    FINANCIAL DATA SCHEDULE...............................

--------
   *Previously filed.
  ++The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.