Form 10-Q
period 1997-06-30
AMERIKING INC
filed 1997-08-11
CIK 1014599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK
ONE)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
  Item 1.  Financial Statements............................................
  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................   9
PART II
  Item 6.  Exhibits, and Reports on Form 8-K...............................  13

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

RECENT DEVELOPMENTS

  During the third quarter the Company executed purchase agreements pursuant to which it may acquire up to 30 Burger King restaurants in the Charlotte, North Carolina area (the "Charlotte Acquisition") and up to two Burger King restaurants in the Chicago, Illinois area (the "Illinois Acquisition") (collectively the "Acquisitions") from two franchisees for an aggregate purchase price of $27.5 million and $565,000 respectively. The Acquisitions will be funded through the use of the available credit under the Third Amended and Restated Revolving Credit Agreement. The Charlotte Acquisition and the Illinois Acquisition will be accounted for under the purchase method of accounting. The Acquisitions are conditioned on, among other things, both of the Company and the Sellers' obtaining the consent of Burger King Corporation ("BKC") as well as other closing conditions. It is anticipated that the key operating personnel of the restaurants acquired in the Charlotte Acquisition will be retained. Pursuant to the terms of BKC's standard franchise agreements, acquisitions of Burger King restaurants, including those to be acquired in the Acquisitions, are subject to BKC's consent and right of first refusal.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
                                   SUBSIDIARY

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets as of June 30, 1997 and December 30, 1996.....
Consolidated Statements of Operations for the quarters ended June 30, 1997 and July 1, 1996.........................................................
Consolidated Statements of Operations for the periods December 31, 1996 to
 June 30, 1997 and
 January 2, 1996 to July 1, 1996..........................................
Consolidated Statements of Cash Flows for the period December 31, 1996 to
 June 30, 1997 and
 January 2, 1996 to July 1, 1996..........................................
Notes to Consolidated Financial Statements................................

                        AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 30, 1996

                                                       JUNE 30,    DECEMBER 30,
                                                         1997          1996
                                                     ------------  ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................... $  4,647,000  $  5,259,000
  Accounts receivable...............................      746,000       828,000
  Inventories.......................................    1,455,000     1,667,000
  Prepaid expenses..................................    1,376,000     1,338,000
  Current portion of deferred income taxes..........      438,000       438,000
                                                     ------------  ------------
    Total current assets............................    8,662,000     9,530,000
PROPERTY AND EQUIPMENT..............................   45,288,000    36,765,000
GOODWILL............................................  108,613,000    94,324,000
DEFERRED INCOME TAXES...............................    3,426,000     3,426,000
OTHER ASSETS:
  Deferred financing costs..........................    7,015,000     6,577,000
  Deferred organization costs.......................      141,000       170,000
  Franchise agreements..............................    4,662,000     4,245,000
                                                     ------------  ------------
    Total other assets..............................   11,818,000    10,992,000
                                                     ------------  ------------
TOTAL............................................... $177,807,000  $155,037,000
                                                     ============  ============
        LIABILITIES, SENIOR PREFERRED STOCK
              AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses....... $ 11,831,000  $ 10,333,000
  Accrued payroll...................................    3,432,000     3,571,000
  Accrued sales tax payable.........................      970,000     1,021,000
  Accrued interest payable..........................    1,007,000       911,000
  Current portion of long-term debt.................      550,000       525,000
  Current portion of capital leases.................      113,000       110,000
                                                     ------------  ------------
    Total current liabilities.......................   17,903,000    16,471,000
LONG-TERM DEBT--Less current portion................  128,194,000   107,167,000
LONG-TERM DEBT--Related parties.....................      600,000       600,000
OTHER LONG-TERM LIABILITIES.........................       15,000        63,000
                                                     ------------  ------------
    Total liabilities...............................  146,712,000   124,301,000
SENIOR PREFERRED STOCK..............................   32,264,000    30,303,000
STOCKHOLDERS' EQUITY:
  Preferred stock...................................           75            75
  Common stock......................................        8,933         8,933
  Additional paid-in capital........................    5,256,992     7,277,992
  Retained earnings (deficit).......................   (6,435,000)   (6,854,000)
                                                     ------------  ------------
    Total stockholders' equity......................   (1,169,000)      433,000
TOTAL............................................... $177,807,000  $155,037,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE PERIODS ENDED JUNE 30, 1997 AND JULY 1, 1996

                                         APRIL 1,             APRIL 2,
                                          1997 TO              1996 TO
                                         JUNE, 30     % OF     JULY 1     % OF
                                           1997      SALES      1996      SALES
                                        -----------  ------  -----------  -----
SALES
  Restaurant food sales...............  $52,442,000    96.4% $52,399,000   97.9%
  Non-food sales......................    1,953,000     3.6    1,144,000    2.1
                                        -----------  ------  -----------  -----
    Total sales.......................   54,395,000  100.00   53,543,000  100.0
RESTAURANT OPERATING EXPENSES:
  Cost of food sales..................   15,979,000    29.4   16,250,000   30.3
  Cost of non-food sales..............    1,831,000     3.4    1,055,000    2.0
  Restaurant labor and related costs..   13,375,000    24.6   13,250,000   24.7
  Occupancy...........................    5,752,000    10.6    5,566,000   10.4
  Depreciation and amortization of
   goodwill and franchise
   agreements.........................    2,085,000     3.8    1,856,000    3.5
  Advertising.........................    2,823,000     5.2    2,582,000    4.8
  Royalties...........................    1,836,000     3.4    1,837,000    3.4
  Loss on disposition of equipment....      650,000     1.2
  Other operating expenses............    4,531,000     8.3    4,376,000    8.2
                                        -----------  ------  -----------  -----
    Total restaurant operating
     expenses.........................   48,862,000    89.9   46,772,000   87.3
GENERAL AND ADMINISTRATIVE EXPENSES...    2,175,000     4.0    1,842,000    3.4
OTHER OPERATING EXPENSES:
  Depreciation expense--office........      144,000     0.3      113,000    0.2
  Gain on sale of restaurants.........   (1,866,000)   (3.4)
  Loss on disposal of fixed assets....       48,000     0.1
  Management and directors' fees......      192,000     0.4      197,000    0.4
                                        -----------  ------  -----------  -----
    Total other operating expenses....   (1,482,000)   (2.6)     310,000    0.6
                                        -----------  ------  -----------  -----
OPERATING INCOME......................    4,840,000     8.7    4,619,000    8.7
OTHER INCOME (EXPENSE):
  Interest expense....................   (2,975,000)   (5.5)  (2,053,000)  (3.8)
  Interest expense--related party.....       (9,000)            (965,000)  (1.8)
  Amortization of deferred costs......     (152,000)   (0.3)    (255,000)  (0.5)
  Other income (expense)--net ........       58,000     0.1       (9,000)
                                        -----------  ------  -----------  -----
    Total other expense...............   (3,078,000)   (5.7)  (3,282,000)  (6.1)
                                        -----------  ------  -----------  -----
INCOME BEFORE PROVISION FOR INCOME
 TAXES................................    1,762,000     3.0    1,337,000    2.6
INCOME TAX PROVISION..................      705,000     1.3      548,000    1.0
                                        -----------  ------  -----------  -----
NET INCOME............................  $ 1,057,000     1.7% $   789,000    1.6%
                                        ===========  ======  ===========  =====
PREFERRED STOCK DIVIDENDS (cumulative,
 undeclared)..........................  $ 1,017,000
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..........................       999.99               999.99
NET INCOME PER COMMON SHARE...........  $      0.60          $      1.26

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE SIX PERIODS ENDED JUNE 30, 1997 AND JULY 1, 1996

                                        DECEMBER 31,         JANUARY 2,
                                          1996 TO              1996 TO
                                          JUNE 30,    % OF     JULY 1,    % OF
                                            1997      SALES     1996      SALES
                                        ------------  -----  -----------  -----
SALES
  Restaurant food sales...............  $100,634,000   97.0% $94,650,000   97.9%
  Non-food sales......................     3,154,000    3.0    1,996,000    2.1
                                        ------------  -----  -----------  -----
    Total sales.......................   103,788,000  100.0   96,646,000  100.0
RESTAURANT OPERATING EXPENSES:
  Cost of food sales..................    30,571,000   29.5   29,450,000   30.5
  Cost of non-food sales..............     2,970,000    2.9    1,888,000    2.0
  Restaurant labor and related costs..    26,318,000   25.4   24,309,000   25.2
  Occupancy...........................    11,425,000   11.0   10,383,000   10.7
  Depreciation and amortization of
   goodwill and franchise
   agreements.........................     4,077,000    3.9    3,525,000    3.6
  Advertising.........................     5,399,000    5.2    4,676,000    4.8
  Royalties...........................     3,525,000    3.4    3,316,000    3.4
  Loss on disposition of equipment....       650,000    0.6
  Other operating expenses............     9,018,000    8.7    8,087,000    8.4
                                        ------------  -----  -----------  -----
    Total restaurant operating
     expenses.........................    93,953,000   90.6   85,634,000   88.6
GENERAL AND ADMINISTRATIVE EXPENSES...     4,148,000    4.0    3,563,000    3.7
OTHER OPERATING EXPENSES:
  Depreciation expense--office........       277,000    0.3      206,000    0.2
  Gain on sale of restaurants.........    (1,866,000)  (1.8)
  Loss on disposal of fixed assets....        71,000    0.1
  Management and directors' fees......       315,000    0.3      315,000    0.3
                                        ------------  -----  -----------  -----
    Total other operating expenses....    (1,203,000)  (1.1)     521,000    0.5
                                        ------------  -----  -----------  -----
OPERATING INCOME.                          6,890,000    6.5    6,928,000    7.2
OTHER INCOME (EXPENSE):
  Interest expense....................    (5,911,000)  (5.7)  (4,003,000)  (4.1)
  Interest expense--related party.....       (18,000)         (1,757,000)  (1.8)
  Amortization of deferred costs......      (304,000)  (0.3)    (479,000)  (0.5)
  Other income (expense)--net ........        42,000             (12,000)
                                        ------------  -----  -----------  -----
    Total other expense...............    (6,191,000)  (6.0)  (6,251,000)  (6.4)
                                        ------------  -----  -----------  -----
INCOME BEFORE PROVISION FOR INCOME
 TAXES................................       699,000    0.5      677,000    0.8
INCOME TAX PROVISION..................       280,000    0.3      277,000    .03
                                        ------------  -----  -----------  -----
NET INCOME............................  $    419,000    0.2% $   400,000    0.5%
                                        ============  =====  ===========  =====
PREFERRED STOCK DIVIDENDS (cumulative,
 undeclared)..........................  $  2,002,000
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..........................        897.34              999.99
NET LOSS PER COMMON SHARE.............  $      (1.77)        $      0.47

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX PERIODS ENDED JUNE 30, 1997 AND THE FISCAL YEAR ENDED DECEMBER 30,
                                     1996

                                          ADDITIONAL    RETAINED
                         PREFERRED COMMON   PAID-IN     EARNINGS
                           STOCK   STOCK    CAPITAL     (DEFICIT)      TOTAL
                         --------- ------ -----------  -----------  -----------
INITIAL ISSUANCE OF
 STOCK..................    $56    $   10 $ 5,699,934               $ 5,700,000
  Issuance of preferred
   stock................     19             1,899,981                 1,900,000
  Net income............                               $   241,000      241,000
                            ---    ------ -----------  -----------  -----------
BALANCE--December 31,
 1994...................     75        10   7,599,915      241,000    7,841,000
  Net income............                                   902,000      902,000
                            ---    ------ -----------  -----------  -----------
BALANCE--January 1,
 1996...................     75        10   7,599,915    1,143,000    8,743,000
  Dividends on senior
   preferred stock......                     (303,000)                 (303,000)
  Amortization of senior
   preferred stock
   issuance costs.......                      (10,000)                  (10,000)
  Recapitalization of
   common stock.........            8,923      (8,923)
  Net loss..............                                (7,997,000)  (7,997,000)
                            ---    ------ -----------  -----------  -----------
BALANCE--December 30,
 1996...................     75     8,933   7,277,992   (6,854,000)     433,000
  Dividends on senior
   preferred stock......                   (1,961,000)               (1,961,000)
  Amortization of senior
   preferred stock
   issuance costs.......                      (60,000)                  (60,000)
  Net income............                                   419,000      419,000
                            ---    ------ -----------  -----------  -----------
BALANCE--June 30, 1997..    $75    $8,933 $ 5,256,992  $(6,435,000) $(1,169,000)
                            ===    ====== ===========  ===========  ===========



                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX PERIODS ENDED JUNE 30, 1997 AND JULY 1, 1996

                                                    DECEMBER 31,
                                                        1996       JANUARY 2,
                                                      JUNE 30,        1996
                                                        1997      JULY 1, 1996
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................... $    419,000  $    400,000
  Adjustments to reconcile net income (loss) to net
   cash flows from operating activities:
  Depreciation and amortization....................    4,658,000     4,210,000
  Provision for disposition of equipment...........      650,000
  Gain on sale of restaurants......................   (1,866,000)
  Changes in:
    Accounts receivable............................       82,000       193,000
    Inventories....................................      212,000      (766,000)
    Prepaid expenses...............................      (38,000)   (1,512,000)
    Accounts payable and accrued expenses..........    1,404,000     5,864,000
                                                    ------------  ------------
      Net cash flows from operating activities.....    5,521,000     8,389,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of restaurant franchise agreements,
   equipment and goodwill..........................  (26,642,000)  (39,415,000)
  Cash paid for franchise agreements...............     (152,000)      (81,000)
  Cash paid for property and equipment.............   (7,732,000)   (2,837,000)
  Proceeds from sale of restaurants................    8,158,000       816,000
                                                    ------------  ------------
      Net cash flows from investing activities.....  (26,368,000)  (41,517,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.....................   21,308,000    85,000,000
  Proceeds from subordinated debt-related party....                 15,000,000
  Cash paid for financing costs....................     (772,000)   (2,688,000)
  Advances under line of credit....................                  5,000,000
  Payments on line of credit.......................                 (1,500,000)
  Payments on long-term debt.......................     (256,000)  (66,341,000)
  Payments on capital leases.......................      (45,000)      (52,000)
                                                    ------------  ------------
      Net cash flows from financing activities.....   20,235,000    34,419,000
                                                    ------------  ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS............     (612,000)    1,291,000
CASH AND CASH EQUIVALENTS--Beginning of period.....    5,259,000     1,887,000
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS--End of period........... $  4,647,000  $  3,178,000
                                                    ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest......... $  5,833,000  $  5,081,000
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Senior preferred stock dividends (cumulative, non-
 declared)......................................... $  2,002,000
                                                    ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of June 30, 1997 and December 30, 1996, the results of operations for the three and six periods ended June 30, 1997 and July 1, 1997 and cash flows for six periods ended June 30, 1997 and July 1, 1996. These financial statements should be read in conjunction with the Company's annual report on Form 10K for the fiscal year ended December 30, 1996 filed on March 28, 1997.

  The results of operations for the three and six periods ended June 30, 1997 and July 1, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

  On June 16, 1997, the Company successfully completed the acquisition of 26 restaurants in the Fayetteville and Raleigh Durham areas (the "North Carolina Acquisition") from a franchisee for an aggregate purchase price of approximately $26.6 million including acquisition related real estate.

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

  Pro Forma Operating Results (Unaudited)--The following are the pro forma operating results for three and six periods ended June 30, 1997 and July 1, 1996 as if the North Carolina acquisition by the Company had occurred on January 2, 1996. The pro forma results give effect to changes in depreciation and amortization resulting from valuing property and franchise agreements at their estimated fair value and recording the excess of purchase price over the net assets acquired (000's omitted):

                                               SIX PERIODS       THREE PERIODS
                                          --------------------- ---------------
                                                                 APRIL
                                                       JANUARY    1,     APRIL
                                          DECEMBER 31,    2,    1997 TO   2,
                                            1996 TO    1996 TO   JUNE   1996 TO
                                            JUNE 30,   JULY 1,    30,   JULY 1,
                                              1997       1996    1997    1996
                                          ------------ -------- ------- -------
      Net Sales..........................   $120,527   $113,138 $61,480 $60,635
      Income from operations.............   $ 14,099   $ 13,375 $ 8,460 $ 7,834

  The pro forma results of operations are not necessarily indicative of the actual operating results that would have occurred had the acquisitions been consummated at the beginning of the respective periods.

2. LONG-TERM DEBT

  On June 16, 1997, the Company amended and restated its Second Amended and Restated Credit Agreement (the "Third Amended and Restated Revolving Credit Agreement") to provide for an increased commitment under its revolving credit facility (the "Revolver"). Under the Third Amended and Restated Revolving Credit Agreement, FNBB and the other lenders thereto committed to increase the borrowing capacity of the Revolver from $15 million to $50 million. Pursuant to the terms of the Third Amended and Restated Revolving Credit Agreement, the interest rate, amortization schedule and maturity of the Revolver were revised. Interest is calculated as the lesser of the base rate or the Eurodollar rate and is payable, at a minimum, quarterly. The Third Amended and Restated Revolving Credit Agreement calls for no principal amortization and matures in June 2002. On June 16, 1997, $21.3 million was borrowed against the Revolver to finance the North Carolina Acquisition.

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

  Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has ten), as well as sales of promotional products at the Company's restaurants. Historically, merchandise sales have contributed less than 3.0% to restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near the Company's costs.

  EBITDA represents operating income plus depreciation and amortization (including losses on disposal of fixed assets, losses on disposition of equipment less gain on sale of restaurants) and management and director's fees. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of thirteen months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

THREE PERIODS ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JULY 1, 1996

  Restaurant Sales. Total sales increased $0.9 million or 1.6% during the three periods ended June 30, 1997, to $54.4 million from $53.5 million during the three periods ended July 1, 1996, due primarily to the inclusion of the 26 restaurants purchased on June 16, 1997. In addition, the Company developed 5 restaurants, sold 10 restaurants, and closed 2 restaurants in 1997. Newly acquired restaurants accounted for $1.3 million of the total increase in restaurant sales, while new restaurant development accounted for $2.9 million of the increase in sales. Sales at the comparable restaurants owned by the Company for the three periods ended June 30, 1997 decreased $0.6 million or (1.2%). Total sales were reduced by $2.4 million due the 10 restaurants sold and $0.3 million due to the restaurants closed during the three periods.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $2.1 million, or 4.5% during the three periods ended June 30, 1997, to $48.9 million from $46.8 million during the three months ended July 1, 1996. As a percentage of sales, restaurant operating expenses increased 2.6% to 89.9% during the three periods ended June 30, 1997 from 87.3% during the three periods ended July 1, 1996.

  Cost of sales increased $0.5 million during the three periods ended June 30, 1997, and increased 0.5% as a percentage of sales to 32.8% during the three periods ended June 30, 1997 from 32.3% during the three periods ended July 1, 1996. The percentage increase in cost of sales was due to a 1.4% increase in the cost of non-food sales offset by a 1.0% decrease on the cost of food sales, primarily as a result of a lower level of discounting and improved cost controls.

  Restaurant labor and related expenses increased $0.1 million during the three periods ended June 30, 1997, and decreased 0.1% as a percentage of restaurant sales to 24.6% during the three periods ended July 1, 1996 from 24.7% during the three periods ended July 1, 1996. The increase in restaurant labor was due to an increase in the federal minimum wage offset by a $0.2 million decrease in accrued payroll taxes.

  Depreciation and amortization increased $0.2 million during the three periods ended June 30, 1997, to $2.1 million during the three periods ended June 30, 1997 from $1.9 million during the three periods ended July 1, 1996. As a percentage of sales, depreciation and amortization expense increased 0.3% to 3.8% during the three periods ended June 30, 1997 from 3.5% during the three periods ended July 1, 1996. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

  Occupancy and other expenses increased $1.2 million during the three periods ended June 30, 1997, and increased 1.9% as a percentage of sales to 28.7% during the three periods ended June 30, 1997 from 26.8% during the three periods ended July 1, 1996. Occupancy expense increased $0.2 million, and increased 0.2% as a percentage of sales to 10.6% during the three periods ended June 30, 1997 from 10.4% during the three periods ended July 1, 1996. Other operating expenses increased $1.0 million during the three periods ended June 1, 1997, and increased 1.7% as a percentage of sales to 18.1% during the three periods ended June 30, 1997 from 16.4% during the three periods ended July 1, 1996. This decrease is a primarily a result of the provision for disposition of equipment of $0.7 million and an increase in local advertising pursuant to the BKC Agreement.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $0.6 million or 8.5% to $6.2 million for the three periods ended June 30, 1997 from $6.8 million for the three periods ended July 1, 1996. As a percentage of restaurant sales, EBITDA decreased 1.3%, to 11.4% for the three periods ended June 30, 1997 from 12.7% for the three periods ended July 1, 1996.

  Operating Income. Operating income increased $0.9 or 18.9% to $5.5 million during the three periods ended June 30, 1997 from $4.6 million during the three periods ended July 1, 1996. As a percentage of sales, operating income increased 1.2%, to 9.9% during the three periods ended June 30, 1997 from 8.7% during the three periods ended July 1, 1996. This increase is a primarily a result of the gain of $1.9 million realized upon the sale of the 10 restaurants.

SIX PERIODS ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JULY 1, 1996

  Restaurant Sales. Total sales increased $7.1 million or 7.4% during the six periods ended June 30, 1997, to $103.8 million from $96.7 million during the six periods ended July 1, 1996, due primarily to the inclusion of the 26 restaurants purchased on June 16, 1997. In addition, the Company developed 5 restaurants, sold 10 restaurants, and closed 2 restaurants in 1997. Newly acquired restaurants accounted for $4.8 million of the total increase in restaurant sales, while new restaurant development accounted for $4.6 million of the increase in sales. Sales at the comparable restaurants owned by the Company for the six periods ended June 30, 1997 increased $0.4 million or 0.4%. Total sales were reduced by $2.4 million due the 10 restaurants sold and $0.3 million due to the restaurants closed during the six periods.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $8.3 million, or 9.7% during the six periods ended June 30, 1997, to $93.9 million from $85.6 million during the six months ended July 1, 1996, due primarily to the inclusion of the 26 restaurants purchased on June 16, 1997. In addition, the company developed 5 restaurants, sold 10 restaurants and closed 2 restaurants in 1997. As a percentage of sales, restaurant operating expenses increased 2.0% to 90.6% during the six periods ended June 30, 1997 from 88.6% during the six periods ended July 1, 1996.

  Cost of sales increased $2.2 million during the six periods ended June 30, 1997, but decreased 0.1% as a percentage of sales to 32.4% during the six periods ended June 30, 1997 from 32.5% during the six periods ended July 1, 1996. The increase in cost of sales was due to a 0.9% increase in the cost of non-food sales offset by a 1.0% decrease on the cost of food sales, primarily as a result of a lower level of discounting and improved cost controls.

  Restaurant labor and related expenses increased $2.0 million during the six periods ended June 30, 1997, and increased 0.2% as a percentage of restaurant sales to 25.4% during the six periods ended July 1, 1996 from 25.2% during the six periods ended July 1, 1996. The percentage increase in restaurant labor was due to an increase in the federal minimum wage.

  Depreciation and amortization increased $0.6 million during the six periods ended June 30, 1997, to $4.1 million during the six periods ended June 30, 1997 from $3.5 million during the six periods ended July 1, 1996. As a percentage of sales, depreciation and amortization expense increased 0.3% to 3.9% during the six periods ended June 30, 1997 from 3.6% during the six periods ended July 1, 1996. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

  Occupancy and other expenses increased $3.6 million during the six periods ended June 30, 1997, and increased 1.6% as a percentage of sales to 28.9% during the six periods ended June 30, 1997 from 27.3% during the six periods ended July 1, 1996. Occupancy expense increased $1.0 million, and increased 0.3% as a percentage of sales to 11.0% during the six periods ended June 30, 1997 from 10.7% during the six periods ended July 1, 1996. Other operating expenses increased $2.6 million during the six periods ended June 1, 1997, and increased 1.3% as a percentage of sales to 17.9% during the six periods ended June 30, 1997 from 16.6% during the six periods ended July 1, 1996. This increase is primarily the result of the provision for disposition of equipment of $0.7 million and an increase in local advertising pursuant to the BKC Agreement.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $0.4 million or 4.1% to $10.5 million for the six periods ended June 30, 1997 from $10.9 million for the six periods ended July 1, 1996. As a percentage of restaurant sales, EBITDA decreased 1.3%, to 10.1% for the six periods ended June 30, 1997 from 11.4% for the six periods ended July 1, 1996.

  Operating Income. Operating income increased $0.6 million or 8.8% to $7.5 million during the six periods ended June 30, 1997 from $6.9 million during the six periods ended July 1, 1996. As a percentage of sales, operating income decreased 0.1%, to 7.1% during the six periods ended June 30, 1997 from 7.2% during the six periods ended July 1, 1996. This increase is a primarily a result of the gain of $1.9 million realized upon the sale of the 10 stores.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash requirements following its concurrent offerings (together, the "Offerings") of $100.0 million of 10 3/4% Senior Notes due 2006 (the "Senior Notes") and $30.0 million of units (the "Units") consisting of
1.2 million shares of Senior Preferred Stock and 30,000 shares of Common Stock will be used to finance additional acquisitions, capital expenditures in connection with the development of new restaurants, upgrades of acquired and existing restaurants and general working capital needs. The Company has budgeted approximately $355,000 for the development of each of its new restaurants. The Company anticipates it will spend approximately an additional $3.0 to $5.0 million annually for other capital expenditures. In connection with certain of its previous acquisitions of Burger King restaurants, the Company committed to expend up to $2.3 million by September 1, 1997 to upgrade the initial 68 Burger King restaurants it acquired. The Company has met this commitment. In addition, the Company has committed to BKC that it will make capital expenditures at its AmeriKing Tennessee Corporation I restaurants of approximately $1.5 million on or before September 7, 1997, of which approximately ninety percent had been made as of June 30, 1997. The Company has further committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The Company has also committed to BKC that it will develop 17 restaurants in fiscal 1997. In the event the Company fails to develop at least 14 restaurants in fiscal 1997, the Company will pay BKC $150,000. In addition to the extent the Company develops 13 or fewer restaurants in fiscal 1997, the Company will be obligated to pay BKC $75,000 for each restaurant less than 14 it fails to develop. The actual amount of the Company's cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

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

  The Company believes that the proceeds from its Offerings, together with its available credit of $28.7 million under its Amended and Restated Credit Agreement and the Company's cash on hand, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for fiscal 1997. The Company expects that additional financing will be required in connection with any significant acquisitions in the future.

                                    PART II

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                                    EXHIBITS

  The following exhibits are filed as part of this report.

 2.34  STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among THE SHAREHOLDERS OF
       B&J RESTAURANTS, INC., and NATIONAL RESTAURANT ENTERPRISES, INC.
 10.54 THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of June
       17, 1997 among NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING INC. and
       BANKBOSTON, N.A.

  A list of exhibits included as part of this Form 10-Q or incorporated by reference is set forth in the Index to Exhibits. Included in the Index to Exhibits are the following exhibits which constitute management contracts or compensatory plans or arrangements.

  1. TJC Consulting Agreement

  2. Jaro Employment Agreement

  3. Osborn Employment Agreement

  4. Hubert Employment Agreement

  5. Aaseby Employment Agreement

  6. Vasatka Employment Agreement

  7. New Osborn Employment Agreement

                              REPORTS ON FORM 8-K

  1. On July 14, 1997, the Company filed a Current Report on Form 8-K, announcing under Item 2 the consummation of the purchase of 26 restaurants in the Fayetteville and Raleigh Durham, North Carolina areas.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF WESTCHESTER, STATE OF ILLINOIS.

                                          Ameriking, Inc.

-------------------------------------
                                          -------------------------------------
Date                                      Lawrence E. Jaro
                                          Managing Owner, Chairman and Chief
                                          Executive Officer

-------------------------------------
                                          -------------------------------------
Date                                      Joel Aaseby
                                          Chief Financial Officer and
                                          Corporate Secretary (Principal
                                          Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 1.1       FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING....         *
 1.2       FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING....         *
 2.1++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN BURGER KING CORPORATION ("BKC") AND NATIONAL
           RESTAURANT ENTERPRISES, INC. ("ENTERPRISES") (Filed
           as exhibit 2.1 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 2.2++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN JARO ENTERPRISES, INC. AND AMERIKING, INC.
           (FORMERLY KNOWN AS NRE HOLDINGS, INC.) ("AMERIKING")
           (Filed as exhibit 2.2 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 2.3++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN JARO RESTAURANTS, INC. AND AMERIKING (Filed
           as exhibit 2.3 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 2.4++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN TABOR RESTAURANTS ASSOCIATES, INC. AND
           AMERIKING (Filed as exhibit 2.4 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 2.5++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1,
           1994, BETWEEN JB RESTAURANTS, INC. AND AMERIKING
           (Filed as exhibit 2.5 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 2.6++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN CASTLEKING, INC. AND AMERIKING (Filed as ex-
           hibit 2.6 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 2.7++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN OSBURGER, INC. AND AMERIKING (Filed as ex-
           hibit 2.7 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 2.8++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING
           (Filed as exhibit 2.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 2.9++     PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994,
           BY AND AMONG SHELDON T. FRIEDMAN, BNB LAND VENTURE,
           INC. AND ENTERPRISES (Filed as exhibit 2.9 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 2.10++    ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
           AMONG DMW, INC., DANIEL L. WHITE AND AMERIKING COLO-
           RADO CORPORATION I (Filed as exhibit 2.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 2.11++    ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
           AMONG WSG, INC., DANIEL L. WHITE, SUSAN J. WAKEMAN,
           GEORGE ALAIZ, JR. AND AMERIKING COLORADO CORPORATION
           I (Filed as exhibit 2.11 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 2.12++    PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND
           AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
           2.12 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 2.13++    PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG RO-LANK, INC., THE SHAREHOLDERS OF RO-LANK,
           INC. AND AMERIKING TENNESSEE CORPORATION I (Filed as
           exhibit 2.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 2.14++    PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995,
           BY AND AMONG C&N DINING, INC. AND AFFILIATES AND
           AMERIKING VIRGINIA CORPORATION I (Filed as exhibit
           2.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 2.15++    AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
           FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND
           AFFILIATES AND AMERIKING VIRGINIA CORPORATION I
           (Filed as exhibit 2.15 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 2.16++    ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BE-
           TWEEN THIRTY-FORTY, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)...........................         *
 2.17++    ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BE-
           TWEEN HOUSTON, INC. AND AMERIKING CINCINNATI CORPORA-
           TION I (Filed as exhibit 2.17 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 2.18++    ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BE-
           TWEEN FIFTH & RACE, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.18 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)...........................         *
 2.19      ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC.,
           THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and NA-
           TIONAL RESTAURANT ENTERPRISES, INC...................
 2.20      AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among
           F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTER-
           PRISES, INC. and NATIONAL RESTAURANT ENTERPRISES,
           INC..................................................
 2.21      ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RES-
           TAURANT ENTERPRISES, INC.............................
 2.22      ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RES-
           TAURANT ENTERPRISES, INC.............................
 2.23      AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among F&P ENTERPRISES, INC., THE SHARE-
           HOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL RESTAU-
           RANT ENTERPRISES, INC. (Filed as exhibit 2.23 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference).......         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 2.24      AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among F&P ENTERPRISES, INC., THE SHARE-
           HOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL RESTAU-
           RANT ENTERPRISES, INC. (Filed as exhibit 2.24 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference).......         *
 2.25      AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLD-
           ERS OF NORTH FOODS, INC. AND NATIONAL RESTAURANT EN-
           TERPRISES, INC. (Filed as exhibit 2.25 to AmeriKing's
           Current Report on Form 8-K filed on July 14, 1997 and
           incorporated herein by reference)....................         *
 2.26      AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLD-
           ERS OF NORTH FOODS, INC. AND NATIONAL RESTAURANT EN-
           TERPRISES, INC. (Filed as exhibit 2.26 to AmeriKing's
           Current Report on Form 8-K filed on July 14, 1997 and
           incorporated herein by reference)....................         *
 2.27      REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
           among T&B LEASING, THOMAS FICKLING AND WILLIAM PREN-
           TICE (the "PARTNERS"), AND CASTLE PROPERTIES, LLC.
           (Filed as exhibit 2.27 to AmeriKing's Current Report
           on Form 8-K filed on July 14, 1997 and incorporated
           herein by reference).................................         *
 2.28      AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated April 8, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "PARTNERS") AND
           CASTLE PROPERTIES, LLC. (Filed as exhibit 2.28 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference).......         *
 2.29      AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "PARTNERS"), CAS-
           TLE PROPERTIES, LLC AND NATIONAL RESTAURANT ENTER-
           PRISES, INC. (Filed as exhibit 2.29 to AmeriKing's
           Current Report on Form 8-K filed on July 14, 1997 and
           incorporated herein by reference)....................         *
 2.30      AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE, INVESTORS TITLE EX-
           CHANGE CORPORATION, AND NATIONAL RESTAURANT ENTER-
           PRISES, INC. (Filed as exhibit 2.30 to AmeriKing's
           Current Report on Form 8-K filed on July 14, 1997 and
           incorporated herein by reference)....................         *
 2.31      REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
           among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "GENERAL PART-
           NERS"), AND CASTLE PROPERTIES, LLC. (Filed as exhibit
           2.31 to AmeriKing's Current Report on Form 8-K filed
           on July 14, 1997 and incorporated herein by refer-
           ence)................................................         *
 2.32      AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated April 8, 1997 among W&W INVESTMENTS LIMITED
           PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE
           (the "PARTNERS") AND CASTLE PROPERTIES, LLC. (Filed
           as exhibit 2.32 to AmeriKing's Current Report on Form
           8-K filed on July 14, 1997 and incorporated herein by
           reference)...........................................         *
 2.33      AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among W&W INVESTMENT LIMITED
           PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE
           (the "GENERAL PARTNERS"), CASTLE PROPERTIES, LLC AND
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as ex-
           hibit 2.33 to AmeriKing's Current Report on Form 8-K
           filed on July 14, 1997 and incorporated herein by
           reference)...........................................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 2.34      STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among
           THE SHAREHOLDERS OF B&J RESTAURANTS, INC., and NA-
           TIONAL RESTAURANT ENTERPRISES, INC...................
 3.1       AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
           AMERIKING (Filed as exhibit 3.1 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 3.2       AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
           exhibit 3.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.1       STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON
           THE SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.2       CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREE-
           MENT, DATED NOVEMBER 30, 1994, BY AND AMONG AMERIKING
           AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
           THERETO (Filed as exhibit 4.2 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.3       CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREE-
           MENT, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
           AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
           THERETO (Filed as exhibit 4.3 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.4       AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND
           AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)...........         *
 4.5       MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, TABOR RESTAURANT ASSO-
           CIATES, INC., JARO ENTERPRISES, INC., JARO RESTAU-
           RANTS, INC., JB RESTAURANTS, INC., CASTLEKING, INC.,
           WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC., LAW-
           RENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL AASEBY,
           DONALD STAHURSKI AND SCOTT VASATKA (Filed as exhibit
           4.5 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 4.6       STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BE-
           TWEEN AMERIKING AND SCOTT VASATKA (Filed as exhibit
           4.6 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 4.7       STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BE-
           TWEEN AMERIKING AND DONALD STAHURSKI (Filed as ex-
           hibit 4.7 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 4.8       WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON
           (Filed as exhibit 4.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 4.9       COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS
           INC. (Filed as exhibit 4.9 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.10      FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED NOVEMBER 30, 1994 (Filed as exhibit 4.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.11      SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.12      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO MCIT PLC IN THE AGGREGATE PRINCIPAL
           AMOUNT OF $11,000,000 (Filed as exhibit 4.12 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.13      AMENDED AND RESTATED DEFERRED LIMITED INTEREST GUAR-
           ANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO
           MCIT PLC (Filed as exhibit 4.13 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.14      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO ENTERPRISES, INC. IN THE AG-
           GREGATE PRINCIPAL AMOUNT OF $1,224,000 (Filed as ex-
           hibit 4.14 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 4.15      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO RESTAURANTS, INC. IN THE AG-
           GREGATE PRINCIPAL AMOUNT OF $112,000 (Filed as ex-
           hibit 4.15 to AmeriKing's Registration Statement (No.
           333-04261 ) and incorporated herein by reference)....         *
 4.16      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JB RESTAURANTS, INC. IN THE AGGRE-
           GATE PRINCIPAL AMOUNT OF $2,019,000 (Filed as exhibit
           4.16 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 4.17      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.18      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO WHITE-OSBORN RESTAURANTS, INC. IN
           THE AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as
           exhibit 4.18 to AmeriKing's Registration Statement
           (No. 333-04261 ) and incorporated herein by refer-
           ence)................................................         *
 4.19      SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.19 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.20      COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.20 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 4.21      JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994,
           FROM AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as ex-
           hibit 4.21 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 4.22      SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995,
           FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
           exhibit 4.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 4.23      AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21,
           1996, FROM AMERIKING TENNESSEE CORPORATION I TO BKC
           IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067
           (Filed as exhibit 4.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 4.24      GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO
           AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.25      RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE
           JARO AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.25
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.26      PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM
           AMERIKING COLORADO CORPORATION I TO FRANCHISE ACCEPT-
           ANCE CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL
           AMOUNT OF $1,865,000 (Filed as exhibit 4.26 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.27      AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14,
           1995, FROM AMERIKING COLORADO CORPORATION I TO FRAN-
           CHISE ACCEPTANCE CORPORATION LIMITED (Filed as ex-
           hibit 4.27 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 4.28      COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7,
           1996, FROM AMERIKING TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.28 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 4.29      SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996,
           FROM ENTERPRISES TO PMI MEZZANINE FUND, L.P. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $15,000,000. (Filed as
           exhibit 4.29 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 4.30      SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
           AMERIKING VIRGINIA CORPORATION I AND AMERIKING CIN-
           CINNATI CORPORATION I TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.30 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 4.31      SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITU-
           TIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NA-
           TIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit
           4.31 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *

                                                                    SEQUENTIALLY
  EXHIBIT                                                             NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  -------                        -----------                        ------------
 4.32      SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NA-
           TIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON, AS AGENT (Filed as exhibit 4.32 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 4.33      SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NA-
           TIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON, AS AGENT (Filed as exhibit 4.33 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 4.34      LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM
           AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON, THE
           OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERE-
           TO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT
           (Filed as exhibit 4.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 4.35      GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIR-
           GINIA CORPORATION I AND AMERIKING CINCINNATI CORPORA-
           TION I TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
           LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND
           THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.35 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference).         *
 4.36      UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA AC-
           QUISITION CORPORATION (Filed as exhibit 4.36 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 4.37      FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WAR-
           RANT FROM AMERIKING TO PMI MEZZANINE FUND, L.P........         *
 4.38      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)............................         *
 4.39      FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38).......
 4.40      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO EXCHANGE DEBENTURES (Filed as exhibit 4.40 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 4.41      INTENTIONALLY OMITTED.................................
 4.42      FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT
           4.40).................................................
 4.43      PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE CORPO-
           RATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF
           $6,100,000 (Filed as exhibit 4.43 to AmeriKing's Reg-
           istration Statement (No. 333-04261) and incorporated
           herein by reference)..................................         *
 4.44      CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR PRE-
           FERRED STOCK (Filed as exhibit 4.44 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)............................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
  4.45     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE COR-
           PORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF
           $900,000 (Filed as exhibit 4.45 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
  4.46     AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND
           AMONG AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI
           (Filed as exhibit 4.46 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference).................................         *
  4.47     AMENDMENT NO. 1 TO MANAGEMENT SUBSCRIPTION AGREEMENT
           (Filed as exhibit 4.47 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference).................................         *
  9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
           AMONG LAWRENCE JARO, TABOR RESTAURANT ASSOCIATES,
           INC., JARO ENTERPRISES, INC., JARO RESTAURANTS, INC.
           AND JB RESTAURANTS, INC. (Filed as exhibit 9.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG WILLIAM OSBORN, CASTLEKING, INC., OSBURGER,
           INC. AND WHITE-OSBORN, INC. (Filed as exhibit 9.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.1      SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM
           LOAN AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
           AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.2      SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
           AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF BOS-
           TON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHED-
           ULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON,
           AS AGENT (Filed as exhibit 10.2 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.3      AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7,
           1996, BY AND AMONG ENTERPRISES AND THE FIRST NATIONAL
           BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED
           ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.3 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.4      STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.4 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.5      AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY
           7, 1996, BY AND AMONG AMERIKING AND THE FIRST NA-
           TIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON AS AGENT (Filed as exhibit 10.5 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 10.6      SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
           AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           CINCINNATI CORPORATION I AND THE FIRST NATIONAL BANK
           OF BOSTON (Filed as exhibit 10.6 to AmeriKing's Reg-
           istration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.7      STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG ENTERPRISES, AMERIKING VIRGINIA CORPORATION
           I, AMERIKING CINCINNATI CORPORATION I AND THE FIRST
           NATIONAL BANK OF BOSTON (Filed as exhibit 10.7 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.8      AMENDED AND RESTATED PURCHASE AGREEMENT, DATED FEBRU-
           ARY 7, 1996, BETWEEN AMERIKING AND MCIT PLC (Filed as
           exhibit 10.8 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.9      PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND MCIT PLC (Filed as exhibit 10.9 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.10     SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG BKC, MCIT PLC AND AMERIKING (Filed as ex-
           hibit 10.10 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.11     AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
           AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING
           AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit
           10.11 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 10.12     INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG BKC, AMERIKING VIRGINIA CORPORATION I,
           AMERIKING CINCINNATI CORPORATION I, LAWRENCE JARO,
           WILLIAM OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING
           AND THE FIRST NATIONAL BANK OF BOSTON (Filed as ex-
           hibit 10.12 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.13     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BE-
           TWEEN ENTERPRISES AND BKC (Filed as exhibit 10.13 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.14     RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21,
           1996, BETWEEN ENTERPRISES AND BKC (Filed as exhibit
           10.14 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 10.15     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BE-
           TWEEN ENTERPRISES AND THE FIRST NATIONAL BANK OF BOS-
           TON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHED-
           ULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON,
           AS AGENT (Filed as exhibit 10.15 to AmeriKing's Reg-
           istration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.16     NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
           FUND, L.P. (Filed as exhibit 10.16 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)...........................         *
 10.17     FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT,
           BY AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
           FUND, L.P............................................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 10.18     SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES, AMERIKING VIRGINIA
           CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I, AMERIKING COLORADO
           CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY
           HUBERT AND BKC (Filed as exhibit 10.18 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)...........................         *
 10.19     SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           TENNESSEE CORPORATION I AND FFCA ACQUISITION CORPORA-
           TION (Filed as exhibit 10.19 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.20     LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
           VIRGINIA CORPORATION I, AMERIKING TENNESSEE CORPORA-
           TION I AND FFCA ACQUISITION CORPORATION (Filed as ex-
           hibit 10.20 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.21     FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHI-
           SEE (Filed as exhibit 10.21 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.22     SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as
           exhibit 10.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.23     FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed
           as exhibit 10.23 to AmeriKing's Registration State-
           ment (No. 333-04261) and incorporated herein by ref-
           erence)..............................................         *
 10.24     SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as ex-
           hibit 10.24 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.25     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
           OF BKC FRANCHISE AGREEMENT (Filed as exhibit 10.25 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.26     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
           OF BKC LEASE AGREEMENT (Filed as exhibit 10.26 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, ENTERPRISES AND BKC
           (Filed as exhibit 10.27 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21,
           1995, BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
           CORPORATION I AND BKC (Filed as exhibit 10.28 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN EN-
           TERPRISES AND BKC (Filed as exhibit 10.29 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7,
           1996, BETWEEN AMERIKING VIRGINIA CORPORATION I AND
           JOSEPH J. NAPARLO (Filed as exhibit 10.30 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
           AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.32     INTENTIONALLY OMITTED................................         *
 10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
           SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.33 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN LAWRENCE JARO AND ENTERPRISES
           (Filed as exhibit 10.35 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND ENTER-
           PRISES (Filed as exhibit 10.36 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference..................................         *
 10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN GARY HUBERT AND ENTERPRISES
           (Filed as exhibit 10.37 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN JOEL AASEBY AND ENTERPRISES
           (Filed as exhibit 10.38 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN SCOTT VASATKA AND ENTERPRISES
           (Filed as exhibit 10.39 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.40     INTENTIONALLY OMITTED................................
 10.42     INTENTIONALLY OMITTED................................
 10.43     INTENTIONALLY OMITTED................................
 10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS HEADQUAR-
           TERS (Filed as exhibit 10.44 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995,
           BETWEEN AMERIKING COLORADO CORPORATION I AND FRAN-
           CHISE ACCEPTANCE CORPORATION LIMITED (Filed as ex-
           hibit 10.45 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996, BETWEEN
           AMERIKING TENNESSEE CORPORATION I AND FRANCHISE ACCEPTANCE
           CORPORATION LIMITED (Filed as exhibit 10.46 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein
           by reference)                                                      *
 10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC, AMERIKING,
           AND THE TRUSTEE AS REPRESENTATIVE OF THE HOLDERS OF SENIOR
           NOTES UNDER THE INDENTURE (ATTACHED TO EXHIBIT 4.38)               *
 10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT BETWEEN
           WILLIAM OSBORN AND ENTERPRISES (Filed as exhibit 10.48 to
           AmeriKing's Form 10-K for the year ended December 30, 1996 and
           incorporated herein by reference)                                  *
 10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE STOCKHOLD-
           ERS APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit
           10.49 to AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference                          *
 10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE COMPANY (Filed
           as exhibit 10.50 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)                   *
 10.51     AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING CREDIT AND
           LOAN AGREEMENT, DATED MAY 14, 1996, BY AND AMONG AMERIKING,
           ENTERPRISES, THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
           LENDING INSTITUTIONS LISTED ON SCHEDULE I THERETO AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit
           10.51 to AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)                         *
 10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND AMONG
           AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF BOSTON AND
           THE OTHER LENDING INSTITUTIONS, LISTED THERETO AND THE FIRST
           NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 10.52 to
           AmeriKing's Form 10-K for the year ended December 30, 1996 and
           incorporated herein by reference)                                  *
 10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC, AMERIKING ENTER-
           PRISES, AMERIKING COLORADO CORPORATION I, AMERIKING ILLINOIS
           CORPORATION I, AMERIKING TENNESSEE CORPORATION I, AMERIKING
           VIRGINIA CORPORATION I AND AMERIKING CINCINNATI CORPORATION I
           (Filed as exhibit 10.53 to AmeriKing's Form 10-K for the year
           ended December 30, 1996 and incorporated herein by reference)      *
 10.54     THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of June 17, 1997 among NATIONAL RESTAURANT ENTERPRISES, INC.,
           AMERIKING INC. and BANKBOSTON, N.A.
 11++++    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
 12++++    STATEMENTS RE: COMPUTATION OF RATIOS
 21        SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
           AmeriKing's Registration Statement (No. 333-04261) and incor-
           porated herein by reference)                                       *
 23.1      CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit 23.1 to
           AmeriKing's Registration Statement (No. 333-04261) and incor-
           porated herein by reference)                                       *
 23.2      CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2 to
           AmeriKing's Registration Statement (No. 333-04261) and incor-
           porated herein by reference)                                       *

  EXHIBIT
  NUMBER                DESCRIPTION
  -------               -----------
 24        POWER OF ATTORNEY
 25        T-1 FOR EXCHANGE DEBENTURE INDENTURE     *
 26        T-1 FOR SENIOR NOTE INDENTURE            *
 27++++    FINANCIAL DATA SCHEDULE

--------
*  Previously filed.
++ The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.