Form 10-Q
period 1997-09-29
AMERIKING INC
filed 1997-11-13
CIK 1014599

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

               For the quarterly period ended September 29, 1997

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

  The number of shares outstanding of each of the registrant's classes of common stock as of September 29, 1997 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1. Financial Statements........................................     2
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations..................................................     9
 PART II
    Item 6. Exhibits, and Reports on Form 8-K...........................    14

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

RECENT DEVELOPMENTS

  On October 30, 1997, the Company acquired five Burger King restaurants in the Oshkosh, Wisconsin area (the "Wisconsin Acquisition") which was funded through the use of the available credit under the Third Amended and Restated Revolving Credit Agreement and cash on hand. The Wisconsin Acquisition was accounted for under the purchase method of accounting.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
                                   SUBSIDIARY

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets as of September 29, 1997 and December 30,
 1996.....................................................................    3
Consolidated Statements of Operations for the quarters ended September 29,
 1997 and September 30, 1996..............................................    4
Consolidated Statements of Operations for the three quarters December 31,
 1996 to September 29, 1997 and January 2, 1996 to September 30, 1996.....    5
Consolidated Statements of Stockholders' Equity for the three quarters
 December 31, 1996 to September 29, 1997 and January 2, 1996 to September
 30, 1996.................................................................    6
Consolidated Statements of Cash Flows for the three quarters December 31,
 1996 to September 29, 1997 and January 2, 1996 to September 30, 1996.....    7
Notes to Consolidated Financial Statements................................    8

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 29, 1997 AND DECEMBER 30, 1996

                                                      SEPTEMBER    DECEMBER 30,
                                                       29, 1997        1996
                                                     ------------  ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................... $  7,171,000  $  5,259,000
  Accounts receivable...............................    1,376,000       828,000
  Inventories.......................................    1,862,000     1,667,000
  Prepaid expenses..................................    1,763,000     1,338,000
  Current portion of deferred income taxes..........      438,000       438,000
                                                     ------------  ------------
    Total current assets............................   12,610,000     9,530,000
PROPERTY AND EQUIPMENT..............................   52,827,000    36,765,000
GOODWILL............................................  128,525,000    94,324,000
DEFERRED INCOME TAXES...............................    3,426,000     3,426,000
OTHER ASSETS:
  Deferred financing costs..........................    6,899,000     6,577,000
  Deferred organization costs.......................      171,000       170,000
  Franchise agreements..............................    5,323,000     4,245,000
                                                     ------------  ------------
    Total other assets..............................   12,393,000    10,992,000
                                                     ------------  ------------
TOTAL............................................... $209,781,000  $155,037,000
                                                     ============  ============
               LIABILITIES, SENIOR PREFERRED STOCK
                     AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses....... $ 16,543,000  $ 10,333,000
  Accrued payroll...................................    2,906,000     3,571,000
  Accrued sales tax payable.........................    1,005,000     1,021,000
  Accrued interest payable..........................    3,934,000       911,000
  Current portion of long-term debt.................      564,000       525,000
  Current portion of capital leases.................       85,000       110,000
                                                     ------------  ------------
    Total current liabilities.......................   25,037,000    16,471,000
LONG-TERM DEBT--Less current portion................  153,848,000   107,167,000
LONG-TERM DEBT--Related parties.....................      600,000       600,000
OTHER LONG-TERM LIABILITIES.........................       15,000        63,000
                                                     ------------  ------------
    Total liabilities...............................  179,500,000   124,301,000
SENIOR PREFERRED STOCK..............................   33,344,000    30,303,000
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock...................................           75            75
  Common stock......................................        9,030         8,933
  Additional paid-in capital........................    4,148,895     7,277,992
  Retained earnings (deficit).......................   (7,221,000)   (6,854,000)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............   (3,063,000)      433,000
TOTAL............................................... $209,781,000  $155,037,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE QUARTER ENDED SEPTEMBER 29, 1997 AND SEPTEMBER 30, 1996

                                        JULY 1,              JULY 2,
                                        1997 TO              1996 TO
                                       SEPTEMBER            SEPTEMBER
                                          29,      % OF        30,      % OF
                                         1997      SALES      1996      SALES
                                      -----------  -----   -----------  -----
SALES
  Restaurant food sales.............. $58,314,000   96.9%  $51,501,000   96.6%
  Non-food sales.....................   1,865,000    3.1     1,826,000    3.4
                                      -----------  -----   -----------  -----
    Total sales......................  60,179,000  100.0    53,327,000  100.0
RESTAURANT OPERATING EXPENSES:
  Cost of food sales.................  18,263,000   30.4    15,433,000   28.9
  Cost of non-food sales.............   1,320,000    2.2     1,705,000    3.2
  Restaurant labor and related costs.  15,603,000   25.9    13,097,000   24.6
  Occupancy..........................   6,335,000   10.5     5,555,000   10.4
  Depreciation and amortization of
   goodwill and franchise agreements.   2,428,000    4.0     1,906,000    3.6
  Advertising........................   3,200,000    5.3     2,543,000    4.8
  Royalties..........................   2,046,000    3.4     1,810,000    3.4
  Other operating expenses...........   5,644,000    9.4     4,680,000    8.8
                                      -----------  -----   -----------  -----
    Total restaurant operating
     expenses........................  54,839,000   91.1    46,729,000   87.7
GENERAL AND ADMINISTRATIVE EXPENSES..   2,385,000    4.0     1,545,000    2.9
OTHER OPERATING EXPENSES:
  Depreciation expense-office........     138,000    0.2       116,000    0.2
  Loss on disposal of fixed assets...     495,000    0.8
  Management and directors' fees.....     163,000    0.3       162,000    0.3
                                      -----------  -----   -----------  -----
    Total other operating expenses...     796,000    1.3       278,000    0.5
                                      -----------  -----   -----------  -----
OPERATING INCOME.....................   2,159,000    3.6     4,775,000    8.9
OTHER INCOME (EXPENSE):
  Interest expense...................  (3,285,000)  (5.5)   (2,145,000)  (4.0)
  Interest expense-related party.....      (9,000)            (975,000)  (1.8)
  Amortization of deferred costs.....    (147,000)  (0.2)     (257,000)  (0.5)
  Other income (expense)-net ........     (29,000)  (0.1)   (3,139,000)  (5.9)
                                      -----------  -----   -----------  -----
    Total other expense..............  (3,470,000)  (5.8)   (6,516,000) (12.2)
                                      -----------  -----   -----------  -----
LOSS BEFORE INCOME TAX BENEFIT.......  (1,311,000)  (2.2)   (1,741,000)  (3.3)
INCOME TAX BENEFIT...................    (525,000)  (0.9)     (703,000)  (1.3)
                                      -----------  -----   -----------  -----
NET LOSS............................. $  (786,000)  (1.3)% $(1,038,000)  (2.0)%
                                      ===========  =====   ===========  =====
PREFERRED STOCK DIVIDENDS............ $ 1,223,000          $   113,000
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING.........................     902,992              863,290
NET LOSS PER COMMON SHARE............ $     (2.22)         $     (1.33)

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE QUARTERS ENDED SEPTEMBER 29, 1997 AND SEPTEMBER 30, 1996

                                    DECEMBER 31,           JANUARY 2,
                                      1996 TO               1996 TO
                                     SEPTEMBER    % OF     SEPTEMBER    % OF
                                      29, 1997    SALES     30, 1996    SALES
                                    ------------  -----   ------------  -----
SALES
  Restaurant food sales............ $158,948,000   96.9%  $146,151,000   97.5%
  Non-food sales...................    5,019,000    3.1      3,822,000    2.5
                                    ------------  -----   ------------  -----
    Total sales....................  163,967,000  100.0    149,973,000  100.0
RESTAURANT OPERATING EXPENSES:
  Cost of food sales...............   48,834,000   29.8     44,883,000   30.0
  Cost of non-food sales...........    4,290,000    2.6      3,593,000    2.4
  Restaurant labor and related
   costs...........................   41,921,000   25.5     37,406,000   24.9
  Occupancy........................   17,760,000   10.8     15,938,000   10.7
  Depreciation and amortization of
   goodwill and franchise
   agreements......................    6,505,000    4.0      5,431,000    3.6
  Advertising......................    8,599,000    5.3      7,219,000    4.8
  Royalties........................    5,571,000    3.4      5,126,000    3.4
  Provision for disposition of
   equipment.......................      650,000    0.4
  Other operating expenses.........   14,662,000    8.9     12,767,000    8.5
                                    ------------  -----   ------------  -----
    Total restaurant operating
     expenses......................  148,792,000   90.7    132,363,000   88.3
GENERAL AND ADMINISTRATIVE
 EXPENSES..........................    6,533,000    4.0      5,108,000    3.4
OTHER OPERATING EXPENSES (INCOME):
  Depreciation expense--office.....      415,000    0.3        322,000    0.2
  Gain on sale of restaurants......   (1,866,000)  (1.1)
  Loss on disposal of fixed assets.      566,000    0.3
  Management and directors' fees...      478,000    0.3        477,000    0.3
                                    ------------  -----   ------------  -----
    Total other operating expenses
     (income)......................     (407,000)  (0.2)       799,000    0.5
                                    ------------  -----   ------------  -----
OPERATING INCOME...................    9,049,000    5.5     11,703,000    7.8
OTHER INCOME (EXPENSE):
  Interest expense.................   (9,196,000)  (5.6)    (6,148,000)  (4.1)
  Interest expense--related party..      (27,000)           (2,732,000)  (1.8)
  Amortization of deferred costs...     (451,000)  (0.3)      (736,000)  (0.5)
  Other income (expense)--net......       13,000            (3,151,000)  (2.1)
                                    ------------  -----   ------------  -----
    Total other expense............   (9,661,000)  (5.9)   (12,767,000)  (8.5)
                                    ------------  -----   ------------  -----
LOSS BEFORE INCOME TAX BENEFIT.....     (612,000)  (0.4)    (1,064,000)  (0.7)
INCOME TAXES BENEFIT...............     (245,000)  (0.2)      (426,000)  (0.3)
                                    ------------  -----   ------------  -----
NET LOSS........................... $   (367,000)  (0.2)% $   (638,000)  (0.4)%
                                    ============  =====   ============  =====
PREFERRED STOCK DIVIDENDS.......... $  3,468,000          $    338,000
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING.......................      899,220               863,290
NET LOSS PER COMMON SHARE.......... $      (4.26)         $      (1.13)

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

   FOR THE THREE QUARTERS ENDED SEPTEMBER 29, 1997 AND THE FISCAL YEARS ENDED
                     DECEMBER 30, 1996 AND JANUARY 1, 1996

                                          ADDITIONAL    RETAINED
                         PREFERRED COMMON   PAID-IN     EARNINGS
                           STOCK   STOCK    CAPITAL     (DEFICIT)      TOTAL
                         --------- ------ -----------  -----------  -----------
INITIAL ISSUANCE OF
 STOCK..................    $56    $   10 $ 5,699,934               $ 5,700,000
  Issuance of preferred
   stock................     19             1,899,981                 1,900,000
  Net income............                               $   241,000      241,000
                            ---    ------ -----------  -----------  -----------
BALANCE--December 31,
 1994...................     75        10   7,599,915      241,000    7,841,000
  Net income............                                   902,000      902,000
                            ---    ------ -----------  -----------  -----------
BALANCE--January 1,
 1996...................     75        10   7,599,915    1,143,000    8,743,000
  Dividends on senior
   preferred stock......                     (303,000)                 (303,000)
  Amortization of senior
   preferred stock
   issuance costs.......                      (10,000)                  (10,000)
  Recapitalization of
   common stock.........            8,923      (8,923)
  Net loss..............                                (7,997,000)  (7,997,000)
                            ---    ------ -----------  -----------  -----------
BALANCE--December 30,
 1996...................     75     8,933   7,277,992   (6,854,000)     433,000
  Dividends on senior
   preferred stock......                   (3,041,000)               (3,041,000)
  Amortization of senior
   preferred stock
   issuance costs.......                      (89,000)                  (89,000)
  Exercise of stock
   options..............               97         903                     1,000
  Net income............                                  (367,000)    (367,000)
                            ---    ------ -----------  -----------  -----------
BALANCE--September 29,
 1997...................    $75    $9,030 $ 4,148,895  $(7,221,000) $(3,063,000)
                            ===    ====== ===========  ===========  ===========


                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE THREE QUARTERS ENDED SEPTEMBER 29, 1997 AND SEPTEMBER 30, 1996

                                                    DECEMBER 31,   JANUARY 2,
                                                        1996          1996
                                                     SEPTEMBER     SEPTEMBER
                                                        29,           30,
                                                        1997          1996
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................... $   (367,000) $   (638,000)
  Adjustments to reconcile net loss to net cash
   flows
   from operating activities:
  Depreciation and amortization....................    7,371,000     6,489,000
  Provision for disposition of equipment...........      650,000
  Gain on sale of restaurants......................   (1,866,000)
  Loss on disposal of fixed assets.................      566,000
  Changes in:
    Accounts receivable............................     (548,000)      453,000
    Inventories....................................     (195,000)     (765,000)
    Prepaid expenses...............................     (425,000)     (238,000)
    Accounts payable and accrued expenses..........    8,552,000     5,630,000
                                                    ------------  ------------
      Net cash flows from operating activities.....   13,738,000    10,931,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of restaurant franchise agreements,
   equipment and goodwill..........................  (55,161,000)  (39,415,000)
  Cash paid for franchise agreements...............     (286,000)     (300,000)
  Cash paid for property and equipments............  (10,369,000)   (4,725,000)
  Proceeds from sale of restaurants................    8,158,000       817,000
                                                    ------------  ------------
      Net cash flows from investing activities.....  (57,658,000)  (43,623,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.....................   49,108,000    91,900,000
  Proceeds from subordinated debt-related party....                 15,000,000
  Proceeds from exercise of common stock options...        1,000
  Cash paid for financing costs....................     (816,000)   (2,743,000)
  Advances under line of credit....................                  5,000,000
  Payments on line of credit.......................                 (2,500,000)
  Payments on long-term debt.......................   (2,388,000)  (73,070,000)
  Payments on capital leases.......................      (73,000)      (77,000)
                                                    ------------  ------------
      Net cash flows from financing activities.....   45,832,000    33,510,000
                                                    ------------  ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS............    1,912,000       818,000
CASH AND CASH EQUIVALENTS--Beginning of period.....    5,259,000     1,887,000
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS--End of period........... $  7,171,000  $  2,705,000
                                                    ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest......... $  6,200,000  $  7,749,000
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Preferred stock dividends.......................... $  3,468,000  $    338,000
                                                    ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of September 29, 1997 and December 30, 1996, the results of operations for the quarter and three quarters ended September 29, 1997 and September 30, 1996 and cash flows for three quarters ended September 29, 1997 and September 30, 1996. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 30, 1996 filed on March 28, 1997.

  The results of operations for the quarter and three quarters ended September 29, 1997 and September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. LONG-TERM DEBT

  On September 23, 1997, First National Bank of Boston ("FNBB") and the other lenders thereto committed to increase the borrowing capacity of the Revolver from $50 million to $75 million as permitted under the Third Amended and Restated Revolving Credit Agreement. The Third Amended and Restated Revolving Credit Agreement calls for no principal amortization and matures in June 2002. On September 23, 1997, $25.8 million was borrowed against the Revolver to finance the acquisition of 30 restaurants in the Charlotte, North Carolina area (the "Charlotte Acquisition").

3. ACQUISITIONS

  On June 16, 1997, the Company successfully completed the acquisition of 26 restaurants in the Fayetteville and Raleigh/Durham areas (the "North Carolina Acquisition") from a franchisee for an aggregate purchase price of approximately $26.6 million.

  On August 23, 1997, the Company successfully completed the acquisition of 2 restaurants in the Chicago area (the "Illinois Acquisition") from a franchisee for an aggregate purchase price of approximately $0.7 million.

  On September 22, 1997, the Company successfully completed the Charlotte Acquisition from a franchisee for an aggregate purchase price of approximately $27.7 million.

  The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operating results of each acquired franchisee have been included in the consolidated statement of operations since the dates of acquisition.

  Pro Forma Operating Results (Unaudited)--The following are the pro forma operating results for the quarter and the three quarters ended September 29, 1997 and September 30, 1996 as if all of the 1997 acquisitions by the Company had occurred on January 2, 1996. The pro forma results give effect to changes in depreciation and amortization resulting from valuing property and franchise agreements at their estimated fair value and recording the excess of purchase price over the net assets acquired (000's omitted):

                                     THREE QUARTERS                  QUARTER
                               --------------------------- ---------------------------
                               DECEMBER 31,   JANUARY 2,      JULY 1,       JULY 2,
                                  1996 TO       1996 TO       1997 TO       1996 TO
                               SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29, SEPTEMBER 30,
                                   1997          1996          1997          1996
                               ------------- ------------- ------------- -------------
      Total Sales.............   $201,888      $200,489       $67,512       $69,149
      Operating Income........   $ 10,601      $ 15,217       $ 2,341       $ 5,930

  The pro forma results of operations are not necessarily indicative of the actual operating results that would have occurred had the acquisitions been consummated at the beginning of the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company operates Burger King restaurants through its wholly owned subsidiaries, each of which is a party to a BKC franchise agreement. BKC franchise agreements require a one-time franchise fee (currently $40,000), a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. Most franchise agreements provide for a term of 20 years, and, at the option of the franchisee and BKC, a renewal franchise agreement may be granted by BKC upon payment of the then current franchise fee provided that the restaurant meets BKC's operating standards applicable at that time and the franchisee is not in default under the relevant franchise agreement. In addition, the Company has reached a separate agreement with BKC in which the Company has committed to spend 1% of gross sales on local advertising to supplement BKC's national advertising activities.

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

  EBITDA represents operating income plus depreciation and amortization (including losses on disposal of fixed assets, gains on sale of restaurants, and provisions for disposition of restaurants and equipment) and management and director's fees. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of thirteen months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

QUARTER ENDED SEPTEMBER 29, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

  Restaurant Sales. Total sales increased $6.9 million or 12.8% during the quarter ended September 29, 1997, to $60.2 million from $53.3 million during the quarter ended September 30, 1996, due primarily to the inclusion of the 58 restaurants purchased in 1997. In addition, the Company developed 8 restaurants, sold 10 restaurants, and closed 3 restaurants in 1997. Newly acquired restaurants accounted for $8.6 million of the total increase in restaurant sales, while new restaurant development accounted for $2.6 million of the increase in sales. Total sales were reduced by $3.3 million during the quarter due to the restaurants that were sold/closed in 1997. Sales at the comparable restaurants, including only those restaurants owned by the Company at September 30, 1996, decreased $1.0 million or (2.1%) for the quarter ended September 29, 1997. Burger King domestic system sales were significantly impacted by the beef recall at Hudson Beef and the extensive media coverage of the tainted beef at one of Hudson Beef's processing plants. The Company experienced negative comparable sales of 15.2% for the two weeks ended September 1, 1997 which was consistent with results across the country.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $8.1 million, or 17.4% during the quarter ended September 29, 1997, to $54.8 million from $46.7 million during the quarter ended September 30, 1996. As a percentage of sales, restaurant operating expenses increased 3.4%, to 91.1% during the quarter ended September 29, 1997 from 87.7% during the quarter ended September 30, 1996.

  Cost of food sales increased $2.8 million during the quarter ended September 29, 1997, and increased 1.5% as a percentage of sales to 30.4% during the quarter ended September 29, 1997 from 28.9% during the quarter ended September 30, 1996. The percentage increase in cost of food sales was due to heavily promoted discounting. Burger King Corporation extended the promotion of the new Big King sandwich at 99 cents to restore traffic counts after the Hudson Beef recall.

  Cost of non-food sales decreased $0.4 million during the quarter ended September 29, 1997, and decreased 1.0% as a percentage of sales to 2.2% during the quarter ended September 29, 1997 from 3.2% during the quarter ended September 30, 1996. The percentage decrease in cost of non-food sales is due to an increase in convenience store sales with higher margins and a decrease in the sale of Burger King promotional products. The North Carolina Acquisition included 5 convenience stores.

  Restaurant labor and related expenses increased $2.5 million during the quarter ended September 29, 1997, and increased 1.3% as a percentage of restaurant sales to 25.9% during the quarter ended September 29, 1997 from 24.6% during the quarter ended September 30, 1996. The increase in restaurant labor and related expenses was primarily due to an increase in the federal minimum wage and fixed salaries against a lower same-store sales base.

  Depreciation and amortization increased $0.5 million during the quarter ended September 29, 1997, to $2.4 million during the quarter ended September 29, 1997 from $1.9 million during the quarter ended September 30, 1996. As a percentage of sales, depreciation and amortization expense increased 0.4% to 4.0% during the quarter ended September 29, 1997 from 3.6% during the quarter ended September 30, 1996. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

  Occupancy expense increased $0.8 million, and increased 0.1% as a percentage of sales to 10.5% during the quarter ended September 29, 1997 from 10.4% during the quarter ended September 30, 1996. The increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed in 1997.

  Other operating expenses including advertising and royalties increased $1.9 million during the quarter ended September 29, 1997 and increased 1.1% as a percentage of sales to 18.1% during the quarter ended September 29, 1997 from 17.0% during the quarter ended September 30, 1996. This increase is primarily due to a 0.5% increase in local advertising pursuant to the BKC Agreement and amortization of start-up costs related to new restaurant development.

  General and Administrative Expenses. General and administrative expenses increased $0.8 million during the quarter ended September 29, 1997 and increased 1.1% as a percent of sales to 4.0% during the quarter ended September 29, 1997 from 2.9% during the quarter ended September 30, 1996. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $1.4 million or 20.6% to $5.6 million for the quarter ended September 29, 1997 from $7.0 million for the quarter ended September 30, 1996. As a percentage of restaurant sales, EBITDA decreased 3.9%, to 9.2% for the quarter ended September 29, 1997 from 13.1% for the quarter ended September 30, 1996.

  Operating Income. Operating income decreased $2.6 million or 54.8% to $2.2 million during the quarter ended September 29, 1997 from $4.8 million during the quarter ended September 30, 1996. As a percentage of sales, operating income decreased 5.3%, to 3.6% during the quarter ended September 29, 1997 from 8.9% during the quarter ended September 30, 1996. This decrease is a primarily a result of an increase in restaurant operating expenses.

THREE QUARTERS ENDED SEPTEMBER 29, 1997 COMPARED TO THREE QUARTERS ENDED SEPTEMBER 30, 1996

  Restaurant Sales. Total sales increased $14.0 million or 9.3% during the three quarters ended September 29, 1997, to $164.0 million from $150.0 million during the three quarters ended September 30, 1996, due primarily to the inclusion of the 58 restaurants purchased in 1997. In addition, the Company developed 8 restaurants, sold 10 restaurants, and closed 3 restaurants in 1997. Newly acquired restaurants accounted for $13.6 million of the total increase in restaurant sales, while new restaurant development accounted for $6.9 million of the increase in sales. Total sales were reduced by $5.9 million due to the restaurants sold/closed during 1997. Sales at the comparable restaurants, including only those restaurants owned by the Company at September 30, 1996, decreased $0.6 million or (0.4%) for the three quarters ended September 29, 1997. Burger King domestic system sales were significantly impacted by the beef recall at Hudson Beef and the extensive media coverage of the tainted beef at one of Hudson Beef's processing plants. The Company experienced negative comparable sales of 15.2% for the two weeks ended September 1, 1997 which was consistent with results across the country.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $16.4 million, or 12.4% during the three quarters ended September 29, 1997, to $148.8 million from $132.4 million during the three quarters ended September 30, 1996, due primarily to the inclusion of the 58 restaurants purchased in 1997. In addition, the company developed 8 restaurants, sold 10 restaurants and closed 3 restaurants in 1997. As a percentage of sales, restaurant operating expenses increased 2.4% to 90.7% during the three quarters ended September 29, 1997 from 88.3% during the three quarters ended September 30, 1996.

  Cost of food sales increased $4.0 million during the three quarters ended September 29, 1997, but decreased 0.2% as a percentage of sales to 29.8% during the three quarters ended September 29, 1997 from 30.0% during the three quarters ended September 30, 1996. The decrease in cost of food sales is primarily the result of improved cost controls at the restaurant level which was partially offset by discounting in the most recent quarter.

  Cost of non-food sales increased $0.7 million during the three quarters ended September 29, 1997, and increased 0.2% as a percentage of sales to 2.6% during the three quarters ended September 29, 1997 from 2.4% during the three quarters ended September 30, 1996. The percentage increase in cost of non-food sales is due to an increase in the sale of Burger King promotional products with low profit margins.

  Restaurant labor and related expenses increased $4.5 million during the three quarters ended September 29, 1997, and increased 0.6% as a percentage of restaurant sales to 25.5% during the three quarters ended September 30, 1997 from 24.9% during the three quarters ended September 30, 1996. The increase in restaurant labor and related expenses was primarily due to an increase in the federal minimum wage and fixed salaries against a lower same-store sales base.

  Depreciation and amortization increased $1.1 million during the three quarters ended September 29, 1997, to $6.5 million during the three quarters ended September 29, 1997 from $5.4 million during the three quarters ended September 30, 1996. As a percentage of sales, depreciation and amortization expense increased 0.4% to 4.0% during the three quarters ended September 29, 1997 from 3.6% during the three quarters ended September 30, 1996. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

  Occupancy expense increased $1.8 million during the three quarters ended September 29, 1997, and increased 0.1% as a percentage of sales to 10.8% during the three quarters ended September 29, 1997 from 10.7% during the three quarters ended September 30, 1996. The increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed in 1997.

  Other operating expenses including advertising and royalties increased $4.4 million during the three quarters ended September 29, 1997 and increased 1.3% as a percentage of sales to 18.0% during the three quarters ended September 29, 1997 from 16.7% during the three quarters ended September 30, 1996. This increase is primarily the result of a 0.5% increase in local advertising pursuant to the BKC Agreement, the provision for disposition of equipment of $0.7 million, and amortization of start-up costs related to new restaurant development.

  General and Administrative Expenses. General and administrative expenses increased $1.4 million during the three quarters ended September 29, 1997 and increased 0.6% as a percent of sales to 4.0% during the three quarters ended September 29, 1997 from 3.4% during the three quarters ended September 30, 1996. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $1.8 million or 10.1% to $16.2 million for the three quarters ended September 29, 1997 from $18.0 million for the three quarters ended September 30, 1996. As a percentage of restaurant sales, EBITDA decreased 2.1%, to 9.9% for the three quarters ended September 29, 1997 from 12.0% for the three quarters ended September 30, 1996.

  Operating Income. Operating income decreased $2.7 million or 22.7% to $9.0 million during the three quarters ended September 29, 1997 from $11.7 million during the three quarters ended September 30, 1996. As a percentage of sales, operating income decreased 2.3%, to 5.5% during the three quarters ended September 29, 1997 from 7.8% during the three quarters ended September 30, 1996. This decrease is a primarily a result of an increase in restaurant operating expenses which was partially offset by the gain of $1.9 million realized upon the sale of the 10 stores.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash flows from operating activities increased $2.8 million during the three quarters ended September 29, 1997, to $13.7 million, from $10.9 million during the three quarters ended September 30, 1996. The increase is primarily due to an increase in accounts payable and other accrued expenses associated with newly acquired restaurants.

  Capital spending for the three quarters ended September 29, 1997 was $65.8 million which included $55.2 million for the acquisition of 58 restaurants in North Carolina and Illinois. In addition, the Company developed 8 new restaurants in the three quarters ended September 29, 1997. On April 21, 1997, the Company sold 10 restaurants resulting in cash proceeds of the $8.2 million.

  As discussed in Note 2, on September 23, 1997, the Company increased the borrowing capacity under its revolving credit facility from $50 million to $75 million. During the three quarters ended September 29, 1997, borrowings of $49.1 million were drawn on the revolving credit facility to the fund the acquisitions of 58 restaurants in North Carolina and Illinois and for working capital purposes. During the third quarter ended September 29, 1997, $2.0 million was repaid on the revolving credit facility.

  The Company has budgeted approximately $375,000 for the development of each of its new restaurants. The Company anticipates it will spend approximately an additional $3.0 to $5.0 million annually for other capital expenditures. In connection with certain of its previous acquisitions of Burger King restaurants, the Company committed to expend up to $2.3 million by September 1, 1997 to upgrade the initial 68 Burger King restaurants it acquired. The Company has met this commitment. In addition, the Company had committed to BKC that it would make capital expenditures at its AmeriKing Tennessee Corporation I restaurants of approximately $1.5 million on or before November 21, 1997. The Company has also met this commitment. The Company has further committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The Company has also committed to BKC that it will develop 17 restaurants in fiscal 1997. In the event the Company fails to develop at least 14 restaurants in fiscal 1997, the Company will pay BKC $150,000. In addition to the extent the Company develops 13 or fewer restaurants in fiscal 1997, the Company will be obligated to pay BKC $75,000 for each restaurant less than 14 it fails to develop. The actual amount of the Company's cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

  The Company is structured as a holding company with no independent operations, as the Company's operations are conducted exclusively through its wholly owned subsidiaries. The Company's only significant assets are the capital stock of its subsidiaries. As a holding company, the Company's cash flow, its ability to meet its debt service requirements and its ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of its subsidiaries and their ability to declare dividends or make other intercompany transfers to the Company. Under the terms of the indenture pursuant to which the Senior Notes were offered (the "Indenture"), the Company's subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service the Company's obligations, including its obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") the Company may exchange pursuant to the Indenture. The Indenture restricts, among other things, the Company's and its Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition, (i) the Company's Third Amended and Restated Credit Agreement (as defined) with the First National Bank of Boston and other lenders thereto contains other and more restrictive covenants and prohibits the Company's subsidiaries from declaring dividends or making other intercompany transfers to the Company in certain circumstances and (ii) agreements reached with BKC contain restrictions with respect to dividend payments and intercompany loans.

  The Company believes that available cash on hand together with its available credit of $27.9 million under its Third Amended and Restated Credit Agreement, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for the remainder of fiscal 1997 and fiscal 1998. The Company expects that additional financing will be required in connection with any significant acquisitions in the future.

                                    PART II

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                                    EXHIBITS

  The following exhibits are filed as part of this report.

 10.40 EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1, 1997, BETWEEN
       AUGUSTUS F. HOTHORN AND NATIONAL RESTAURANT ENTERPRISES, INC.
 11    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
 12    STATEMENT RE: COMPUTATION OF RATIOS
 27    FINANCIAL DATA SCHEDULE

  A list of exhibits included as part of this Form 10-Q or incorporated by reference is set forth in the Index to Exhibits. Included in the Index to Exhibits are the following exhibits which constitute management contracts or compensatory plans or arrangements.

  1. TJC Consulting Agreement

  2. Jaro Employment Agreement

  3. Osborn Employment Agreement

  4. Hubert Employment Agreement

  5. Aaseby Employment Agreement

  6. Vasatka Employment Agreement

  7. New Osborn Employment Agreement

  8. Hothorn Employment Agreement

                              REPORTS ON FORM 8-K

  1. On September 30, 1997, the Company filed a Current Report on Form 8-K, announcing under Item 2 the consummation of the purchase of 30 restaurants in the Charlotte, North Carolina area.

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

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 1.1     FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING......        *
 1.2     FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING......        *
 2.1++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN BURGER KING CORPORATION ("BKC") AND NATIONAL
         RESTAURANT ENTERPRISES, INC. ("ENTERPRISES") (Filed as
         exhibit 2.1 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 2.2++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN JARO ENTERPRISES, INC. AND AMERIKING, INC.
         (FORMERLY KNOWN AS NRE HOLDINGS, INC.) ("AMERIKING")
         (Filed as exhibit 2.2 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 2.3++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN JARO RESTAURANTS, INC. AND AMERIKING (Filed as
         exhibit 2.3 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 2.4++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN TABOR RESTAURANTS ASSOCIATES, INC. AND
         AMERIKING (Filed as exhibit 2.4 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 2.5++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1, 1994,
         BETWEEN JB RESTAURANTS, INC. AND AMERIKING (Filed as
         exhibit 2.5 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 2.6++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN CASTLEKING, INC. AND AMERIKING (Filed as
         exhibit 2.6 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 2.7++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN OSBURGER, INC. AND AMERIKING (Filed as exhibit
         2.7 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........        *
 2.8++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BETWEEN WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING
         (Filed as exhibit 2.8 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 2.9++   PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994,
         BY AND AMONG SHELDON T. FRIEDMAN, BNB LAND VENTURE,
         INC. AND ENTERPRISES (Filed as exhibit 2.9 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 2.10++  ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
         AMONG DMW, INC., DANIEL L. WHITE AND AMERIKING COLORADO
         CORPORATION I (Filed as exhibit 2.10 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 2.11++  ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
         AMONG WSG, INC., DANIEL L. WHITE, SUSAN J. WAKEMAN,
         GEORGE ALAIZ, JR. AND AMERIKING COLORADO CORPORATION I
         (Filed as exhibit 2.11 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 2.12++  PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
         AMONG QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND
         AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
         2.12 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........        *
 2.13++  PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
         AMONG RO-LANK, INC., THE SHAREHOLDERS OF RO-LANK, INC.
         AND AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
         2.13 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........        *
 2.14++  PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995,
         BY AND AMONG C&N DINING, INC. AND AFFILIATES AND
         AMERIKING VIRGINIA CORPORATION I (Filed as exhibit 2.14
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 2.15++  AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
         FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND
         AFFILIATES AND AMERIKING VIRGINIA CORPORATION I (Filed
         as exhibit 2.15 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..        *
 2.16++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN THIRTY-FORTY, INC. AND AMERIKING CINCINNATI
         CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 2.17++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN HOUSTON, INC. AND AMERIKING CINCINNATI
         CORPORATION I (Filed as exhibit 2.17 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 2.18++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN FIFTH & RACE, INC. AND AMERIKING CINCINNATI
         CORPORATION I (Filed as exhibit 2.18 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference....................................        *
 2.19    ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC.,
         THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.19 to
         AmeriKing's Form 10-Q for the quarter ended March 31,
         1997 and incorporated herein by reference..............        *
 2.20    AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among
         F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P
         ENTERPRISES, INC. and NATIONAL RESTAURANT ENTERPRISES,
         INC. (Filed as exhibit 2.20 to AmeriKing's Form 10-Q
         for the quarter ended March 31, 1997 and incorporated
         herein by reference....................................        *
 2.21    ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
         SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.21 to
         AmeriKing's Form 10-Q for the quarter ended March 31,
         1997 and incorporated herein by reference..............        *
 2.22    ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
         SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.22 to
         AmeriKing's Form 10-Q for the quarter ended March 31,
         1997 and incorporated herein by reference..............        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 2.23    AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated
         June 16, 1997 among F&P ENTERPRISES, INC., THE
         SHAREHOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.23 to
         AmeriKing's Current Report on Form 8-K filed on July
         14, 1997 and incorporated herein by reference).........        *
 2.24    AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated
         June 16, 1997 among F&P ENTERPRISES, INC., THE
         SHAREHOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.24 to
         AmeriKing's Current Report on Form 8-K filed on July
         14, 1997 and incorporated herein by reference).........        *
 2.25    AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated
         June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS
         OF NORTH FOODS, INC. AND NATIONAL RESTAURANT
         ENTERPRISES, INC. (Filed as exhibit 2.25 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and
         incorporated herein by reference)......................        *
 2.26    AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated
         June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS
         OF NORTH FOODS, INC. AND NATIONAL RESTAURANT
         ENTERPRISES, INC. (Filed as exhibit 2.26 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and
         incorporated herein by reference)......................        *
 2.27    REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
         among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE
         (the "PARTNERS"), AND CASTLE PROPERTIES, LLC. (Filed as
         exhibit 2.27 to AmeriKing's Current Report on Form 8-K
         filed on July 14, 1997 and incorporated herein by
         reference).............................................        *
 2.28    AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
         dated April 8, 1997 among T&B LEASING, THOMAS FICKLING
         AND WILLIAM PRENTICE (the "PARTNERS") AND CASTLE
         PROPERTIES, LLC. (Filed as exhibit 2.28 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and
         incorporated herein by reference)......................        *
 2.29    AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
         dated June 16, 1997 among T&B LEASING, THOMAS FICKLING
         AND WILLIAM PRENTICE (the "PARTNERS"),CASTLE
         PROPERTIES, LLC AND NATIONAL RESTAURANT ENTERPRISES,
         INC. (Filed as exhibit 2.29 to AmeriKing's Current
         Report on Form 8-K filed on July 14, 1997 and
         incorporated herein by reference)......................        *
 2.30    AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREEMENT
         dated June 16, 1997 among T&B LEASING, THOMAS FICKLING
         AND WILLIAM PRENTICE, INVESTORS TITLE EXCHANGE
         CORPORATION, AND NATIONAL RESTAURANT ENTERPRISES, INC.
         (Filed as exhibit 2.30 to AmeriKing's Current Report on
         Form 8-K filed on July 14, 1997 and incorporated herein
         by reference)..........................................        *
 2.31    REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
         among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS
         FICKLING AND WILLIAM PRENTICE (the "GENERAL PARTNERS"),
         AND CASTLE PROPERTIES, LLC. (Filed as exhibit 2.31 to
         AmeriKing's Current Report on Form 8-K filed on July
         14, 1997 and incorporated herein by reference).........        *
 2.32    AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
         dated April 8, 1997 among W&W INVESTMENTS LIMITED
         PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE (the
         "PARTNERS") AND CASTLE PROPERTIES, LLC. (Filed as
         exhibit 2.32 to AmeriKing's Current Report on Form 8-K
         filed on July 14, 1997 and incorporated herein by
         reference).............................................        *

                                                                    SEQUENTIALLY
 EXHIBIT                                                              NUMBERED
 NUMBER                         DESCRIPTION                             PAGE
 -------                        -----------                         ------------
 2.33    AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
         dated June 16, 1997 among W&W INVESTMENT LIMITED
         PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE (the
         "GENERAL PARTNERS"), CASTLE PROPERTIES, LLC AND NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.33 to
         AmeriKing's Current Report on Form 8-K filed on July 14,
         1997 and incorporated herein by reference)..............        *
 2.34    STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among THE
         SHAREHOLDERS OF B&J RESTAURANTS, INC., and NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.34 to
         AmeriKing's Form 10-Q for the quarter ended June 30,
         1997)...................................................        *
 3.1     AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
         AMERIKING (Filed as exhibit 3.1 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)....................................        *
 3.2     AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
         exhibit 3.2 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference)........        *
 4.1     STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
         AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
         SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).......................        *
 4.2     CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREEMENT,
         DATED NOVEMBER 30, 1994, BY AND AMONG AMERIKING AND THE
         STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
         (Filed as exhibit 4.2 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)..............................................        *
 4.3     CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREEMENT,
         DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING AND THE
         STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
         (Filed as exhibit 4.3 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)..............................................        *
 4.4     AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND AMONG
         AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
         SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to
         AmeriKing's Form 10-K for the year ended December 30,
         1996 and incorporated herein by reference)..............        *
 4.5     MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1,
         1994, BY AND AMONG AMERIKING, TABOR RESTAURANT
         ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO
         RESTAURANTS, INC., JB RESTAURANTS, INC., CASTLEKING,
         INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC.,
         LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL AASEBY,
         DONALD STAHURSKI AND SCOTT VASATKA (Filed as exhibit 4.5
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)...................        *
 4.6     STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND SCOTT VASATKA (Filed as exhibit 4.6 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).......................        *
 4.7     STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND DONALD STAHURSKI (Filed as exhibit 4.7 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).......................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 4.8     WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON (Filed
         as exhibit 4.8 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..        *
 4.9     COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1, 1994,
         BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS INC.
         (Filed as exhibit 4.9 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 4.10    FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
         NOVEMBER 30, 1994 (Filed as exhibit 4.10 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 4.11    SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
         DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 4.12    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO MCIT PLC IN THE AGGREGATE PRINCIPAL AMOUNT
         OF$11,000,000 (Filed as exhibit 4.12 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 4.13    AMENDED AND RESTATED DEFERRED LIMITED INTEREST
         GUARANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO
         MCIT PLC (Filed as exhibit 4.13 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 4.14    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO JARO ENTERPRISES, INC. IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $1,224,000 (Filed as exhibit 4.14
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 4.15    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO JARO RESTAURANTS, INC. IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $112,000 (Filed as exhibit 4.15 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 4.16    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO JB RESTAURANTS, INC. IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $2,019,000 (Filed as exhibit 4.16
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 4.17    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 4.18    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO WHITE-OSBORN RESTAURANTS, INC. IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as
         exhibit 4.18 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 4.19    SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30, 1994,
         BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS, INC.
         (Filed as exhibit 4.19 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 4.20    COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30, 1994,
         BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS, INC.
         (Filed as exhibit 4.20 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 4.21    JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994, FROM
         AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as
         exhibit 4.21 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 4.22    SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995, FROM
         AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
         exhibit 4.22 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 4.23    AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21,
         1996, FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN
         THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067 (Filed as
         exhibit 4.23 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 4.24    GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO
         AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 4.25    RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE
         JARO AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.25
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 4.26    PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM
         AMERIKING COLORADO CORPORATION I TO FRANCHISE
         ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit 4.26
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 4.27    AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14, 1995,
         FROM AMERIKING COLORADO CORPORATION I TO FRANCHISE
         ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 4.27
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 4.28    COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7, 1996,
         FROM AMERIKING TO PMI MEZZANINE FUND, L.P. (Filed as
         exhibit 4.28 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 4.29    SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996, FROM
         ENTERPRISES TO PMI MEZZANINE FUND, L.P IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $15,000,000. (Filed as exhibit 4.29
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 4.30    SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
         AMERIKING VIRGINIA CORPORATION I AND AMERIKING
         CINCINNATI CORPORATION I TO PMI MEZZANINE FUND, L.P.
         (Filed as exhibit 4.30 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 4.31    SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE,
         DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
         LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
         BANK OF BOSTON, AS AGENT (Filed as exhibit 4.31 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 4.32    SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
         FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
         LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
         BANK OF BOSTON, AS AGENT (Filed as exhibit 4.32 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 4.33    SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED
         FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
         LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
         BANK OF BOSTON, AS (Filed as exhibit 4.33 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 4.34    LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM
         AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON, THE
         OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
         THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT (Filed as exhibit 4.34 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 4.35    GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING
         VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
         CORPORATION I TO THE FIRST NATIONAL BANK OF BOSTON, THE
         OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
         THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT (Filed as exhibit 4.35 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 4.36    UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE,
         DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA
         ACQUISITION CORPORATION (Filed as exhibit 4.36 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 4.37    FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE
         WARRANT FROM AMERIKING TO PMI MEZZANINE FUND, L.P......        *
 4.38    INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO
         SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 4.39    FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38)........        *
 4.40    INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO
         EXCHANGE DEBENTURES (Filed as exhibit 4.40 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 4.41    INTENTIONALLY OMITTED..................................        *
 4.42    FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT 4.40).        *
 4.43    PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
         TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
         CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT
         OF $6,100,000 (Filed as exhibit 4.43 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 4.44    CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR
         PREFERRED STOCK (Filed as exhibit 4.44 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 4.45    PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
         TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
         CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT
         OF $900,000 (Filed as exhibit 4.45 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 4.46    AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND AMONG
         AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI (Filed as
         exhibit 4.46 to AmeriKing's Form 10-K for the year
         ended December 30, 1996 and incorporated herein by
         reference).............................................        *
 4.47    AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT
         (Filed as exhibit 4.47 to AmeriKing's Form 10-K for the
         year ended December 30, 1996 and incorporated herein by
         reference).............................................        *
 9.1     JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
         AMONG LAWRENCE JARO, TABOR RESTAURANT ASSOCIATES, INC.,
         JARO ENTERPRISES, INC., JARO RESTAURANTS, INC. AND JB
         RESTAURANTS, INC. (Filed as exhibit 9.1 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 9.2     OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
         AMONG WILLIAM OSBORN, CASTLEKING, INC., OSBURGER, INC.
         AND WHITE-OSBORN, INC. (Filed as exhibit 9.2 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.1    SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM
         LOAN AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
         AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF
         BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
         BOSTON, AS AGENT (Filed as exhibit 10.1 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.2    SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
         AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF
         BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
         BOSTON, AS AGENT (Filed as exhibit 10.2 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.3    AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7,
         1996, BY AND AMONG ENTERPRISES AND THE FIRST NATIONAL
         BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED
         ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
         BOSTON, AS AGENT (Filed as exhibit 10.3 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.4    STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
         AMONG AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON,
         THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
         THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT (Filed as exhibit 10.4 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.5    AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7,
         1996, BY AND AMONG AMERIKING AND THE FIRST NATIONAL
         BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED
         ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
         BOSTON AS AGENT (Filed as exhibit 10.5 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.6    SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
         CINCINNATI CORPORATION I AND THE FIRST NATIONAL BANK OF
         BOSTON (Filed as exhibit 10.6 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.7    STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG ENTERPRISES, AMERIKING VIRGINIA CORPORATION I,
         AMERIKING CINCINNATI CORPORATION I AND THE FIRST
         NATIONAL BANK OF BOSTON (Filed as exhibit 10.7 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.8    AMENDED AND RESTATED PURCHASE AGREEMENT, DATED FEBRUARY
         7, 1996, BETWEEN AMERIKING AND MCIT PLC (Filed as
         exhibit 10.8 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......        *
 10.9    PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND MCIT PLC (Filed as exhibit 10.9 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.10   SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
         AND AMONG BKC, MCIT PLC AND AMERIKING (Filed as exhibit
         10.10 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........        *
 10.11   AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
         AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING
         AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit
         10.11 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........        *
 10.12   INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG BKC, AMERIKING VIRGINIA CORPORATION I, AMERIKING
         CINCINNATI CORPORATION I, LAWRENCE JARO, WILLIAM
         OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING AND THE
         FIRST NATIONAL BANK OF BOSTON (Filed as exhibit 10.12
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 10.13   STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
         BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.13 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.14   RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21,
         1996, BETWEEN ENTERPRISES AND BKC (Filed as exhibit
         10.14 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........        *
 10.15   STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
         BETWEEN ENTERPRISES AND THE FIRST NATIONAL BANK OF
         BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
         BOSTON, AS AGENT (Filed as exhibit 10.15 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.16   NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND,
         L.P. (Filed as exhibit 10.16 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.17   FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT, BY
         AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
         FUND, L.P..............................................        *
 10.18   SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG AMERIKING, ENTERPRISES, AMERIKING VIRGINIA
         CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
         AMERIKING TENNESSEE CORPORATION I, AMERIKING COLORADO
         CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY
         HUBERT AND BKC (Filed as exhibit 10.18 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.19   SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY
         AND AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
         TENNESSEE CORPORATION I AND FFCA ACQUISITION
         CORPORATION (Filed as exhibit 10.19 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.20   LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
         VIRGINIA CORPORATION I, AMERIKING TENNESSEE CORPORATION
         I AND FFCA ACQUISITION CORPORATION (Filed as exhibit
         10.20 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...........        *
 10.21   FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHISEE
         (Filed as exhibit 10.21 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 10.22   SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as
         exhibit 10.22 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..        *
 10.23   FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed
         as exhibit 10.23 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..        *
 10.24   SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as
         exhibit 10.24 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..        *
 10.25   FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGEMENT
         OF BKC FRANCHISE AGREEMENT (Filed as exhibit 10.25 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.26   FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
         OF BKC LEASE AGREEMENT (Filed as exhibit 10.26 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.27   CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1, 1994,
         BY AND AMONG AMERIKING, ENTERPRISES AND BKC (Filed as
         exhibit 10.27 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..        *
 10.28   CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21, 1995,
         BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
         CORPORATION I AND BKC (Filed as exhibit 10.28 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.29   LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
         ENTERPRISES AND BKC (Filed as exhibit 10.29 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.30   NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN AMERIKING VIRGINIA CORPORATION I AND JOSEPH J.
         NAPARLO (Filed as exhibit 10.30 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.31   MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
         1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
         AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.32   INTENTIONALLY OMITTED..................................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.33   INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
         SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
         (Filed as exhibit 10.33 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 10.34   AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED
         FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
         (Filed as exhibit 10.34 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 10.35   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
         SEPTEMBER 1, 1994, BETWEEN LAWRENCE JARO AND
         ENTERPRISES (Filed as exhibit 10.35 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.36   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
         SEPTEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND
         ENTERPRISES (Filed as exhibit 10.36 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.37   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
         SEPTEMBER 1, 1994, BETWEEN GARY HUBERT AND ENTERPRISES
         (Filed as exhibit 10.37 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 10.38   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
         SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND ENTERPRISES
         (Filed as exhibit 10.38 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 10.39   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
         SEPTEMBER 1, 1994, BETWEEN SCOTT VASATKA AND
         ENTERPRISES (Filed as exhibit 10.39 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................        *
 10.40   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1,
         1997, BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL
         RESTAURANT ENTERPRISES, INC............................
 10.41   FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG
         AMERIKING AND EACH OF THE SIGNATORIES TO THIS
         REGISTRATION STATEMENT (Filed as exhibit 10.41 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 10.42   INTENTIONALLY OMITTED..................................
 10.43   INTENTIONALLY OMITTED..................................
 10.44   LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS HEADQUARTERS
         (Filed as exhibit 10.44 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 10.45   LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995,
         BETWEEN AMERIKING COLORADO CORPORATION I AND FRANCHISE
         ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 10.45
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 10.46   LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996,
         BETWEEN AMERIKING TENNESSEE CORPORATION I AND FRANCHISE
         ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 10.46
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 10.47   FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC,
         AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE OF THE
         HOLDERS OF SENIOR NOTES UNDER THE INDENTURE (ATTACHED
         TO EXHIBIT 4.38).......................................        *

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.48   RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT
         BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as
         exhibit 10.48 to AmeriKing's Form
         10-K for the year ended December 30, 1996 and
         incorporated herein by reference)......................        *
 10.49   RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
         STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
         (Filed as exhibit 10.49 to AmeriKing's Form 10-K for
         the year ended December 30, 1996 and incorporated
         herein by reference) ..................................        *
 10.50   MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE COMPANY
         (Filed as exhibit 10.50 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference).............................................        *
 10.51   AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING
         CREDIT AND LOAN AGREEMENT, DATED MAY 14, 1996, BY AND
         AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
         OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE I THERETO AND THE FIRST NATIONAL BANK OF
         BOSTON, AS AGENT (Filed as exhibit 10.51 to AmeriKing's
         Form 10-K for the year ended December 30, 1996 and
         incorporated herein by reference)......................        *
 10.52   ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND
         AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
         OF BOSTON AND THE OTHER LENDING INSTITUTIONS, LISTED
         THERETO AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT
         (Filed as exhibit 10.52 to AmeriKing's Form 10-K for
         the year ended December 30, 1996 and incorporated
         herein by reference)...................................        *
 10.53   FORM OF OPERATING AGREEMENT BY AND AMONG BKC, AMERIKING
         ENTERPRISES, AMERIKING COLORADO CORPORATION I,
         AMERIKING ILLINOIS CORPORATION I, AMERIKING TENNESSEE
         CORPORATION I, AMERIKING VIRGINIA CORPORATION I AND
         AMERIKING CINCINNATI CORPORATION I (Filed as exhibit
         10.53 to AmeriKing's Form 10-K for the year ended
         December 30, 1996 and incorporated herein by
         reference).............................................        *
 10.54   THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
         dated as of June 17, 1997 among NATIONAL RESTAURANT
         ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON, N.A.
         .......................................................        *
 11++++  STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE........
 12++++  STATEMENTS RE: COMPUTATION OF RATIOS...................
 21      SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 23.1    CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit 23.1
         to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..................        *
 23.2    CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................        *
 24      POWER OF ATTORNEY......................................
 25      T-1 FOR EXCHANGE DEBENTURE INDENTURE...................        *
 26      T-1 FOR SENIOR NOTE INDENTURE..........................        *
 27++++  FINANCIAL DATA SCHEDULE................................

--------
*  Previously filed.
++The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.