Form 10-K405
period 1997-12-29
AMERIKING INC
filed 1998-03-27
CIK 1014599

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

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of March 20, 1998 was approximately $47,454.

  The number of shares outstanding of each of the registrant's classes of common stock as of March 20, 1998 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K.

                                                            PART OF FORM 10-K
                        DOCUMENT                            WHERE INCORPORATED
                        --------                            ------------------
      AmeriKing, Inc.                                            Part IV
       Registration Statement (Reg. No. 333-04261)


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  ITEM 1.  BUSINESS.......................................................   1
  ITEM 2.  PROPERTIES.....................................................   9
  ITEM 3.  LEGAL PROCEEDINGS..............................................  10
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  10
PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..............................................  10
  ITEM 6.  SELECTED FINANCIAL DATA........................................  11
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................  13
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  19
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.............................................  35
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  35
  ITEM 11. EXECUTIVE COMPENSATION.........................................  37
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.......................................................  41
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  42
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................  43
    Financial Statements Included in Item 8...............................  43
    Schedules Omitted as Not Required and Inapplicable....................  43
    Exhibits..............................................................  43

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

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

  On February 12, 1998, the Company purchased two restaurants in the Chicago metropolitan area from a third party franchisee for approximately $1.6 million. Subsequent to the end of fiscal 1997, the Company entered into contracts to purchase nine restaurants in existing markets from third party franchisees for approximately $6.4 million. The closing of these purchases is expected to occur by the end of fiscal 1998.

GENERAL

  AmeriKing is the second largest independent Burger King franchisee in the United States with 242 restaurants located in eleven Midwestern and Southern states. The Company was formed in 1994 by a group consisting of independent Burger King franchisees, former Burger King Corporation ("BKC") executives and The Jordan Company. Since inception, the Company has acquired 238 Burger King restaurants, developed 18 new restaurants, sold 10 restaurants, and closed 4 restaurants.

  AmeriKing, Inc. and its wholly owned subsidiary, National Restaurant Enterprises, Inc. were organized as Delaware corporations and incorporated on August 17, 1994. AmeriKing's principal executive offices are located at 2215 Enterprise Drive, Suite 1502, Westchester, Illinois, 60154. Its telephone number is (708) 947-2150.

BURGER KING CORPORATION

  Overview. According to information publicly filed by Diagio PLC, the parent corporation of BKC, BKC is the second largest quick-service hamburger restaurant franchisor in the world, with system-wide restaurant sales of $9.8 billion for its fiscal year ended September 30, 1997. There are more than 9,400 Burger King restaurants worldwide, of which over 91% are operated by approximately 1,500 independent franchise groups. According to the most recent publicly available information, Burger King's share of the quick-service hamburger restaurant market grew from 18.0% in 1995 to 19.2% in 1996. As is the case for all Burger King franchisees, the Company is required to comply with BKC guidelines as to menu and operations, restaurant configurations and marketing and promotion.

  Menu and Operations. The Burger King system philosophy is characterized by its "Have It Your Way" service, flame-broiling, generous portions and competitive prices. Each of the Company's Burger King restaurants offers a standard menu containing a variety of traditional and innovative food items. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is The Whopper(R) sandwich. The Whopper(R) is a large, flame-broiled hamburger on a toasted bun garnished with combinations of lettuce, onions, pickles, tomatoes, ketchup and mayonnaise. At present, the standard menu of all Burger King restaurants consists primarily of hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, breakfast items, french fried potatoes, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited times.

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

  The Company participates in a variety of Burger King programs designed to increase restaurant revenues and profitability. In October 1993, BKC implemented the first stages of a nationwide Value Menu Program. The program consisted of discounted combination meals and menu items designed to give the consumer greater value while increasing customer traffic and profitability. BKC has also focused its efforts on a back-to-basics marketing strategy by eliminating over 30 items from its menu and emphasizing its core hamburgers, french fries and soft drinks. In addition, as part of its "Bigger, Better Burgers" campaign, BKC increased its standard hamburger patty size to 2.8 ounces, which is 75% larger than McDonald's current standard size of 1.6 ounces. In 1997, BKC introduced a new flagship sandwich, the Big King(R), and new french fries, its biggest new product launch ever.

  Restaurant Configurations. The Company's Burger King restaurants consist of one of several building types with various layouts, seating capacities and engineering specifications. BKC's traditional restaurant contains approximately 2,500 square feet, seats 86 customers and offers interior design flexibility. BKC also features alternative restaurant formats ranging in size from 500 to 4,000 square feet and seating capacities ranging up to over 100 customers. BKC has developed a number of standard and non-traditional restaurant formats which enable maximum seating capacities from available square footage in such facilities as airports, hospitals, college campuses, gas stations and retail shopping centers. Substantially all of the Company's restaurants are traditional free-standing restaurants with seating capacities of at least 50 and which contain drive-thru windows. According to BKC, over 60% of all restaurant sales in the Burger King system are generated from drive-thru windows.

  National Marketing and Promotion. The Burger King brand has been in existence for over 40 years. BKC currently has an annual advertising and promotional budget of over $375 million to heighten brand awareness. BKC's advertising campaigns are generally carried on television, radio and in mass circulation print media (national and regional newspapers and magazines). BKC franchisees are required to contribute 4.0% of monthly gross sales from restaurant operations to a BKC advertising fund, which contributions are generally utilized by BKC for its advertising and promotional programs and public relations activities. BKC has also entered into selective partnership arrangements to help promote its products.

COMPANY OPERATIONS

  Management Structure. All executive management, finance, marketing and operations support functions are conducted centrally at the Company's Westchester, Illinois headquarters. In each of its eight regions (Chicago, Virginia, Colorado, Texas, Tennessee, Cincinnati, North Carolina, and Wisconsin), the Company has a regional managing director who is responsible for the operations of all Company Burger King restaurants within the assigned region. Each of these managing directors must be approved by BKC. Supporting the managing director in Chicago are two directors of operations (who each oversee an average of 54 restaurants), who supervise 16 district managers (who directly supervise six to eight restaurants each). Supporting the managing director in North Carolina is a director of operations who supervises 5 district managers (who directly supervise six to seven restaurants each). The six other managing directors are also supported by district managers. The district managers are responsible for direct oversight of the day-to-day operations of the Company's Burger King restaurants. Typically, district managers have previously served as restaurant managers within the Burger King system. A typical Company restaurant is staffed with a full-time manager, one to three assistant managers and full-and part-time hourly employees.

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

FRANCHISE AGREEMENTS

  The Company operates Burger King restaurants through its wholly owned subsidiaries, each of which is a party to BKC franchise agreements. The BKC franchise agreements do not grant any franchisee exclusive rights to a defined territory; however, the Company, based upon its review of BKC's Uniform Franchise Offering Circular and its experience with BKC, believes that BKC generally seeks to ensure that newly granted franchises do not materially affect the operations of existing Burger King restaurants. Acceptance as a franchisee is based upon several factors, including management experience, qualifications, financial status and net worth. The franchise agreements require, among other things, that all restaurants be of standardized design and operated in a prescribed manner, including utilization of the standard Burger King menu. Most franchise agreements provide for a term of 20 years, and, at the option of the franchisee and BKC, a renewal (successor) franchise agreement may be granted by BKC provided that the restaurant meets BKC's operating standards applicable at that time and the franchisee is not in default under the relevant franchise agreement. The BKC franchise agreements are noncancelable except for failure to abide by the terms thereof and in certain other limited circumstances.

  BKC franchise agreements generally are renewable for an additional term based upon the form of franchise agreement applicable at that time, provided that the franchisee (i) pays a successor franchise fee equal to the franchise fee applicable at that time, (ii) has demonstrated an ability to operate the business consistent with the standards set forth in the franchise agreement,
(iii) agrees to make capital improvements to the subject restaurant to bring the restaurant up to BKC's image standards applicable at that time and (iv) is not then currently in default with respect to any other obligations to BKC, including pursuant to other franchise agreements. The Company, through its district managers, closely supervises the operation of all of its restaurants to ensure that operating policies are followed and that the requirements of the franchise agreements are met. The amount of capital expenditures that may be required to bring a restaurant up to BKC's current standards at any given time varies widely depending upon the magnitude of the required changes and the degree to which the franchisee has made interim changes to the restaurant. Within five years of December 29, 1997, 38 of the Company's subsidiaries' current 242 franchise agreements with BKC, which contributed $35.5 million in restaurant sales in fiscal 1997, are scheduled to expire.

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

OBLIGATIONS TO BURGER KING CORPORATION

  BKC franchise agreements provide for a one-time franchise fee (currently $40,000), a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. During fiscal 1997, the Company paid BKC an aggregate of $7.9 million in royalty fees and $9.1 million in advertising contributions.

  BKC is the lessor on approximately 42% of the Company's currently leased properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. The Company guarantees all of the obligations of its subsidiaries under these leases. Under certain lease agreements with BKC affiliates, the Company's subsidiaries made rent payments aggregating $10.0 million during fiscal 1997. In connection with the execution of the lease agreements, the Company guaranteed the payment and performance obligations of each of its subsidiaries. In addition, the Company has agreed to guarantee the payment and performance obligations under each of the franchise agreements between BKC and its subsidiary franchisees.

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

  The Company has committed to BKC that, without BKC's prior written consent,
(i) it will not pay cash dividends on the Senior Preferred Stock on or prior to December 1, 2001 and (ii) it will not pay cash dividends to holders of Common Stock until the Senior Notes are repaid in full and the Senior Preferred Stock is redeemed or otherwise retired. The Company has also committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and
(ii) it will spend an amount equal to 1% of its gross sales on local advertising.

ADVERTISING AND PROMOTION

  The Company supplements BKC's current annual advertising budget and promotional activities with local advertising and promotions, including purchasing additional television, radio and print advertising and running promotional programs that support national programs with local tie-ins to other consumer brands. These local tie-ins have included cross promotions with the various professional sports teams and athletes, Nickelodeon, NASCAR, and several colleges and universities, among others. Other promotional programs include coupons and price discounts, which are tailored by the Company to appeal to its customer base depending on demographics and other factors, thereby creating flexible and directed marketing programs. For fiscal 1997, the Company spent approximately $3.3 million on supplemental local advertising and promotions, and plans to continue its local advertising and promotional programs at comparable levels in the future.

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

  Develop New Burger King Restaurants in Existing Markets. The Company seeks to develop new Burger King restaurants in existing markets where it has established a significant presence, enabling the Company to enhance its operating leverage and increase overall margins and profitability. Management believes that the underpenetration of the Burger King system relative to other quick-service hamburger concepts provides the Company with significant new development opportunities. Furthermore, management believes the Company's new restaurant development risk is substantially reduced due to: (i) the proven success of the Burger King concept; (ii) the predictability of development costs and restaurant profitability compared to that of newer restaurant concepts; and (iii) management's extensive experience within the Burger King system. The Company currently leases all of its properties, minimizing its cost to develop new restaurants.

  To date, the Company has developed 18 new restaurants. Prior to developing a new restaurant, the Company's senior management conducts an extensive site selection process with significant input from BKC's development field personnel, including an analysis of projected development costs and anticipated profitability on a per location basis. The Company's primary resource is its internal development department, comprised of professionals with extensive site selection and development experience.

  Pursue Strategic Acquisitions of Burger King Restaurants. The Company intends to selectively pursue strategic acquisitions in the highly fragmented, growing Burger King system. Since 1994, the Company has successfully completed 238 restaurant acquisitions for an aggregate purchase price of approximately $188.9 million. The Company evaluates each prospective acquisition using a set of stringent criteria, including the potential for future fill-in acquisitions and new restaurant development in targeted markets and the overall attractiveness of market demographics. The Company seeks to enter new geographic markets through acquisitions that provide the critical mass necessary to realize operating efficiencies. Of the Company's 13 acquisitions to date, 8 have been of large, regional operations, each consisting of more than ten restaurants. AmeriKing seeks to augment new market acquisitions with fill-in acquisitions, which enable the Company to: (i) achieve greater restaurant penetration within existing markets; (ii) capitalize on its significant operating leverage; and (iii) increase operating margins and profitability. The Company continually engages in discussions with Burger King franchisees, including with respect to the potential acquisition of the business or assets of such franchisees.

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

  The Company's fill-in acquisitions typically involve smaller, local operations in areas in, or contiguous to, the Company's existing operations. An example of a typical fill-in acquisition is the Company's acquisition in September 1995 of 5 additional restaurants in Denver, Colorado. An example of a larger fill-in acquisition is the Company's acquisition in November 1994 of 39 additional restaurants in the Chicago market.

  The table below summarizes each of the Company's acquisitions, representing 238 restaurants, since its inception.

                                                  NUMBER OF
       ACQUISITION                               RESTAURANTS
           DATE                 STATE             ACQUIRED     TYPE OF SELLER
       -----------              -----            -----------   --------------
      September 1994   Illinois/Indiana               68         BKC
      September 1994   Texas/Colorado                 11         Management
      September 1994   Colorado                        3         Management
      November 1994    Illinois/Wisconsin             39         Franchisee
      September 1995   Colorado                        5         Franchisee
      October 1995     Illinois                        2         BKC
      November 1995    Tennessee/Georgia              11         Franchisee
      February 1996    Virginia/North Carolina        24         Franchisee
      February 1996    Kentucky/Ohio/Indiana          12         Franchisee
      June 1997        North Carolina                 26         Franchisee
      August 1997      Illinois                        2         Franchisee
      September 1997   North Carolina                 30         Franchisee
      October 1997     Wisconsin                       5         Franchisee

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

  Capitalize on Strong Support from Burger King Corporation. The Company believes that it realizes significant benefits from its affiliation with BKC as a result of: (i) the widespread recognition of the Burger King name and products; (ii) BKC's management of the proven, successful Burger King concept, including new product development, quality assurance and strategic planning;
(iii) the size and market penetration of BKC's approximate $375 million annual advertising and promotional budget; and (iv) the expected continued growth of the Burger King system. During BKC's fiscal year ended September 30, 1997, a record number of 866 new restaurants were added to the Burger King system.

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

  McDonald's operates more restaurants than the Company in all of the Company's current markets and is the Company's largest competitor. According to publicly available information, as of December 31, 1997, the McDonald's system comprised 23,132 restaurants and total system-wide sales for McDonald's for the year ended December 31, 1997 were $34.0 billion. The Company believes that product quality and taste, name recognition, convenience of location, speed of service, menu variety, price, and ambiance are the most important competitive factors in the quick-service restaurant industry and that its Burger King restaurants effectively compete in each category.

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

EMPLOYEES

  As of December 29, 1997, the Company employed 881 full-time salaried employees and approximately 7,100 full-time and part-time hourly employees. Of the Company's full-time employees, 50 are involved in overseeing restaurant operations, 771 are involved in the management of individual restaurants, and the remainder are responsible for corporate administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company currently operates all of its restaurants on locations where it leases the facility or the land and the building. BKC is the lessor on approximately 42% of such properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. Most of the Company's leases are coterminous with the related franchise agreements and require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Generally, the terms of the leases require lease payments equal to the greater of a fixed minimum annual rent or an annual percentage rent based on gross sales.

  Within five years of December 29, 1997, 31 of the Company's 242 current restaurant leases are due to expire. The Company believes that it will generally be able to renew leases at commercially reasonable rates as they expire. During fiscal 1997, the Company renewed one of its leases expiring during such fiscal year on terms generally consistent with those of the expiring lease.

  The Company's headquarters are located in an approximately 22,000 square foot leased office space in Westchester, Illinois. The term of the present lease expires on April 30, 2003. The Company believes that its existing central office provides sufficient space to support its expected expansion over the next several years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the fiscal year ended December 29, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established trading market for the Company's common equity.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain historical financial and operating data for the Company and restaurants formerly owned and operated by BKC (the "BKC Restaurants") and entities controlled by certain members of the Company's current management (the "Management Restaurants") (collectively, the "Initial Acquisitions"). Prior to their acquisition by the Company on September 2, 1994, the BKC Restaurants and the Management Restaurants were not under common control or management. In addition, restaurant contribution for the BKC Restaurants and the Management Restaurants, which reflects restaurant sales net of restaurant operating expenses, does not reflect all costs of operating the BKC Restaurants and Management Restaurants. Accordingly, restaurant sales, restaurant operating expenses and restaurant contribution may not be comparable to or indicative of post-acquisition results. The data presented for the Company as of December 31, 1994 and for the period from September 2, 1994 through December 31, 1994, and for the 1995, 1996 and 1997 fiscal years are derived from the Company's audited financial statements appearing elsewhere herein. The Selected Consolidated Financial Information should be read in conjunction with (i) Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8--the audited Consolidated Financial Statements of the Company and the notes thereto.

                                THE INITIAL
                            ACQUISITIONS(1)(2)                  THE COMPANY
                          ----------------------- -----------------------------------------
                                  JANUARY 1, 1994 SEPTEMBER 2,
                                      THROUGH     1994 THROUGH
                          FISCAL   SEPTEMBER 1,   DECEMBER 31,  FISCAL    FISCAL    FISCAL
                           1993        1994         1994(3)      1995      1996      1997
                          ------- --------------- ------------ --------  --------  --------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
 DATA:
Restaurant sales........  $82,895     $56,720       $33,931    $139,572  $203,753  $234,546
Restaurant operating
 expenses:
 Cost of sales..........   25,832      18,602        10,807      44,798    66,071    76,119
 Restaurant labor and
  related costs.........   21,998      15,529         8,647      34,526    50,838    60,253
 Depreciation and
  amortization..........    2,062       1,366         1,193       4,927     7,386     8,760
 Occupancy and other
  restaurant operating
  expenses..............   26,405      17,854         9,229      38,930    56,068    66,062
                          -------     -------       -------    --------  --------  --------
   Total restaurant
    operating expenses..   76,297      53,351        29,876     123,181   180,363   211,194
                          -------     -------
Restaurant
 contribution...........  $ 6,598     $ 3,369
                          =======     =======
General and
 administrative and
 other operating
 expenses...............                              1,374       6,039    11,010    11,703
                                                    -------    --------  --------  --------
Operating income........                              2,681      10,352    12,380    11,649
Other income (expense):
 Interest expense.......                             (1,925)     (8,323)  (11,983)  (13,320)
 Other income
  (expense), net........                               (324)       (302)   (4,895)     (728)
                                                    -------    --------  --------  --------
   Total other income
    (expense)...........                             (2,249)     (8,625)  (16,878)  (14,048)
                                                    -------    --------  --------  --------
Income (loss) before
 extraordinary item and
 provision (benefit) for
 income taxes...........                                432       1,727    (4,498)   (2,399)
Provision (benefit) for
 income taxes...........                                191         825    (1,556)     (365)
                                                    -------    --------  --------  --------
Income (loss) before
 extraordinary item.....                                241         902    (2,942)   (2,034)
Extraordinary item--loss
 from early
 extinguishment of
 debt...................                                                   (5,055)
                                                    -------    --------  --------  --------
Net income (loss).......                                241         902    (7,997)   (2,034)
Preferred stock
 dividends(4)...........                               (122)       (450)     (450)     (450)
Senior preferred stock
 dividends(4)...........                                                     (303)   (4,112)
Amortization of senior
 preferred stock
 issuance costs.........                                                      (10)     (129)
                                                    -------    --------  --------  --------
Income (loss) available
 to common
 stockholders...........                            $   119    $    452  $ (8,760) $ (6,725)
                                                    =======    ========  ========  ========
Weighted average number
 of common shares
 outstanding (in
 thousands)--basic......                                863         863       866       900
Weighted average number
 of common shares
 outstanding (in
 thousands)--diluted....                                970         970       866       900
Net income (loss) per
 common share--basic....                            $  0.14    $   0.52  $ (10.12) $  (7.47)
                                                    =======    ========  ========  ========
Net income (loss) per
 common share--diluted..                            $  0.12    $   0.47  $ (10.12) $  (7.47)
                                                    =======    ========  ========  ========
OTHER DATA:
EBITDA(5)...............                            $ 4,021    $ 16,142  $ 23,602  $ 23,232
                                                    =======    ========  ========  ========
Capital expenditures:
 Existing restaurants...                            $   239    $  1,416  $  2,424  $  3,913
 New restaurant
  development...........                                            696     3,219     6,066
 Other..................                                358       1,609     2,655     2,528
                                                    -------    --------  --------  --------
   Total capital
    expenditures........                            $   597    $  3,721  $  8,298  $ 12,507
                                                    =======    ========  ========  ========
SELECTED OPERATING DATA:
Ratio of earnings to
 fixed charges(6).......                                            1.1x
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends(6)...........                                            1.1

                                                      THE INITIAL ACQUISITIONS
                                                    ----------------------------
                                                                 JANUARY 1, 1994
                                                                     THROUGH
                                                       FISCAL     SEPTEMBER 1,
                                                        1993          1994
                                                    ------------ ---------------
                                                       (DOLLARS IN THOUSANDS)
SUPPLEMENTAL OPERATING DATA(7)(8)
RESTAURANT SALES:
BKC Restaurants....................................   $ 70,667      $ 47,762
Management Restaurants:
 Jaro restaurants..................................     10,115         7,400
 Osborn restaurants................................      2,113         1,558
                                                      --------      --------
   Total for Initial Acquisitions..................   $ 82,895      $ 56,720
                                                      ========      ========
RESTAURANT OPERATING EXPENSES:
BKC Restaurants....................................   $ 65,263      $ 45,257
Management Restaurants:
 Jaro restaurants..................................      9,166         6,718
 Osborn restaurants................................      1,868         1,376
                                                      --------      --------
   Total for Initial Acquisitions..................   $ 76,297      $ 53,351
                                                      ========      ========
RESTAURANT CONTRIBUTION:
BKC Restaurants....................................   $  5,404      $  2,505
Management Restaurants:
 Jaro restaurants..................................        949           682
 Osborn restaurants................................        245           182
                                                      --------      --------
   Total for Initial Acquisitions..................   $  6,598      $  3,369
                                                      ========      ========
                                                    DECEMBER 30,  DECEMBER 29,
                                                        1996          1997
                                                    ------------ ---------------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................   $  5,259      $  7,532
Total assets.......................................    155,037       213,087
Total debt and capitalized leases..................    108,465       163,449
Senior Preferred Stock.............................     30,303        34,415
Total stockholders' equity (deficit)...............        433        (5,841)

--------
(1) The Initial Acquisitions consist of the 68 BKC Restaurants and the 14 Management Restaurants acquired by the Company on September 2, 1994 from BKC and from entities formerly controlled by certain members of the Company's current management. The information set forth under "Initial Acquisitions" reflects the combined historical financial results of the BKC Restaurants and Management Restaurants for the indicated period during which time the restaurants were owned and operated by BKC and management-controlled entities. The results of the Initial Acquisitions for fiscal 1993 and the period from January 1, 1994 through September 1, 1994 may not be reflective of the ongoing operations of the Company under its current ownership structure.
(2) Due to the inability of the Company to determine certain expenses for the Initial Acquisitions prior to their acquisition by the Company on a meaningful and consistent basis, net income is not comparable and is not presented for the Initial Acquisitions.
(3) Reflects the historical results of the Company, including the Initial Acquisitions subsequent to their acquisition by the Company on September 2, 1994. Also includes limited expenses of the Company during the period August 17, 1994 (date of incorporation) to September 2, 1994, during which period the Company had no operations.
(4) As of December 29, 1997, no dividends have been declared by the Company on either its Class A1 Preferred Stock, Class A2 Preferred Stock or Class B Preferred Stock (collectively the "Preferred Stock"). During fiscal 1997, the Company declared stock dividends of 162,816 shares of its 13% Senior Exchangeable Preferred Stock, due 2008 (the "Senior Preferred Stock"). In addition, no cash dividends have been declared by the Company on its Common Stock.

(5) EBITDA (as defined) represents operating income plus depreciation and amortization of goodwill and franchise agreements, other operating expenses, and pre-opening cost amortization. For fiscal 1997 and 1996, $531,000 and $157,000, respectively, of amortization relative to new restaurant development pre-opening costs was included in other operating expenses. EBITDA is included because the Cash Flow Coverage Ratio (each as defined in the Indenture and the Exchange Debenture Indenture), is calculated on a similar basis. See the Consolidated Statements of Operations of the Company and the related notes to the Consolidated Financial Statements thereto included herein.
(6) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. For fiscal 1997 and 1996, earnings were insufficient to cover fixed charges by approximately $2.4 million and $4.5 million, respectively. For fiscal 1997 and 1996, earnings were insufficient to cover fixed charges and preferred stock dividends by approximately $2.4 million and $4.5 million, respectively.
(7) Sets forth for the Initial Acquisitions the components constituting aggregate restaurant sales, restaurant operating expenses and restaurant contributions for the indicated periods.
(8) Jaro restaurants consist of the 11 Management Restaurants acquired from entities owned or controlled by Lawrence Jaro, the Company's current Chief Executive Officer and Chairman of the Company's Board of Directors. Osborn restaurants consist of the three Management Restaurants acquired from entities owned or controlled by William Osborn, the current Vice Chairman of the Company's Board of Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company operates Burger King restaurants through its wholly owned subsidiaries, each of which is a party to BKC franchise agreements. BKC franchise agreements require a one-time franchise fee (currently $40,000), a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. Most franchise agreements provide for a term of 20 years, and, at the option of the franchise and BKC, a renewal franchise agreement may be granted by BKC upon payment of the then current franchise fee provided that the restaurant meets BKC's operating standards applicable at that time and the franchisee is not in default under the relevant franchise agreement. In addition, the Company has reached a separate agreement with BKC in which the Company has committed to spend 1% of gross sales on local advertising to supplement BKC's national advertising activities.

  As the Company acquires additional Burger King restaurants, it capitalizes the value of franchise agreements based on the number of years remaining on the terms of the agreement and the franchise fee in effect at the time of acquisition. Excess cost over fair value of the other net assets acquired is capitalized as goodwill and amortized to expense over a 35-year period for financial reporting purposes. The Company generally purchases assets and is able to deduct goodwill amortization expense for tax purposes over a 15-year period.

  Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has ten), as well as sales of promotional products at the Company's restaurants. Historically, merchandise sales have contributed less than 3.3% to restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near the Company's costs.

  EBITDA represents operating income plus depreciation and amortization of goodwill and franchise agreements, other operating expenses, and pre-opening cost amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of thirteen months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

  On August 1, 1995, the Company converted its fiscal year to a 52/53 week fiscal year. Due to the conversion, the 1997, 1996, and 1995 fiscal years included 364, 364, and 366 days of operating activity, respectively.

  The discussion below of the Company's operating performance for the fiscal years 1997, 1996, and 1995 should be read in conjunction with Item 6--Selected Financial Data contained herein.

FISCAL 1997 COMPARED TO FISCAL 1996

  Restaurant Sales. Total sales increased $30.7 million or 15.1% during fiscal 1997 to $234.5 million from $203.8 million during fiscal 1996, due primarily to the inclusion of the 63 restaurants purchased in 1997. In addition, the Company developed 9 restaurants, sold 10 restaurants, and closed 4 restaurants in 1997. Newly acquired restaurants accounted for $32.7 million of the total increase in restaurant sales, while new restaurant development accounted for $9.3 million of the increase in sales. Total sales were reduced by $9.8 million due to the restaurants sold/closed during 1997. Sales at the 227 comparable restaurants owned by the Company at the end of fiscal 1997 decreased 1.0% primarily due to a decrease in customer traffic which was partially offset by an increase in customer check average. Burger King domestic system sales were significantly impacted by the beef recall at Hudson Beef and the extensive media coverage of the tainted beef at one of Hudson Beef's processing plants during the third quarter of fiscal 1997.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $30.8 million, or 17.1% during fiscal 1997, to $211.2 million from $180.4 million during fiscal 1996, due primarily to the inclusion of the 63 restaurants purchased in 1997. In addition, the company developed 9 restaurants, sold 10 restaurants and closed 4 restaurants in 1997. As a percentage of sales, restaurant operating expenses increased 1.5%, to 90.0% during fiscal 1997 from 88.5% during fiscal 1996.

  Cost of sales increased $10.0 million during fiscal 1997, but remained constant as a percent of sales at 32.4% in fiscal 1997 and 1996. Cost of food sales increased $8.9 million during fiscal 1997, but decreased 0.1% as a percentage of sales to 29.6% during fiscal 1997 from 29.7% during fiscal 1996. The slight percentage decrease in cost of food sales is primarily the result of the stability of commodity prices during 1997. Cost of non-food sales increased $1.1 million during fiscal 1997, and increased 0.1% as a percentage of sales to 2.8% during fiscal 1997 from 2.7% during fiscal 1996. The percentage increase in cost of non-food sales is due to an increase in the number of convenience stores the Company operated during fiscal 1997.

  Restaurant labor and related expenses increased $9.5 million during fiscal 1997, and increased 0.7% as a percentage of restaurant sales to 25.7% during fiscal 1997 from 25.0% during fiscal 1996. The increase in restaurant labor and related expenses was primarily due to an increase in the federal minimum wage and fixed salaries against a lower same-store sales base.

  Depreciation and amortization increased $1.4 million during fiscal 1997, to $8.8 million during fiscal 1997 from $7.4 million during fiscal 1996. As a percentage of sales, depreciation and amortization expense increased 0.1% to 3.7% during fiscal 1997 from 3.6% during fiscal 1996. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

  Occupancy and other restaurant operating expenses increased $10.0 million during fiscal 1997 and increased 0.7% as a percentage of sales to 28.2% during fiscal 1997 from 27.5% during fiscal 1996. Occupancy expense increased $3.2 million during fiscal 1997 but remained constant as a percentage of sales. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed in 1997. Other restaurant operating expenses including advertising and royalties increased $6.8 million during fiscal 1997 and increased 0.7% as a percentage of sales to 17.8% during fiscal 1997 from 17.1% during fiscal 1996. This increase is primarily the result of a 0.5% increase in local advertising pursuant to the BKC Agreement and amortization of start-up costs related to new restaurant development.

  General and Administrative Expenses. General and administrative expenses increased $2.1 million during fiscal 1997 and increased 0.4% as a percent of sales to 4.0% during fiscal 1997 from 3.6% during fiscal 1996. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $0.4 million or 1.6% to $23.2 million for fiscal 1997 from $23.6 million for fiscal 1996. As a percentage of restaurant sales, EBITDA decreased 1.7%, to 9.9% for fiscal 1997 from 11.6% for fiscal 1996.

  Operating Income. Operating income decreased $0.8 million during fiscal 1997, to $11.6 million during fiscal 1997 from $12.4 million during fiscal 1996. As a percentage of sales, operating income decreased 1.1%, to 5.0% during fiscal 1997 from 6.1% during fiscal 1996. This decrease is a primarily a result of an increase in restaurant operating expenses which was partially offset by the $1.8 million gain realized upon the sale of the 10 stores.

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

  Restaurant Operating Expenses. Total restaurant operating expenses increased $57.2 million, or 46.4% during fiscal 1996, to $180.4 million from $123.2 million in fiscal 1995, due primarily to the inclusion of newly acquired restaurants. As a percentage of sales, restaurant operating expenses increased 0.2% to 88.5% in fiscal 1996 from 88.3% in fiscal 1995 due to increases in lower margin non-food sales, labor costs and local advertising costs.

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

  Occupancy and other restaurant operating expenses increased $17.1 million during fiscal 1996, but decreased 0.4% as a percentage of sales to 27.5% in fiscal 1996 from 27.9% in fiscal 1995. Occupancy expense increased $5.8 million, but decreased 0.6% as a percentage of sales to 10.4% in fiscal 1996 from 11.0% in fiscal 1995, due primarily to lower effective rental rates and lower property taxes as a percentage of sales at the Company's newly acquired restaurants. Rental rates, as a percentage of sales, declined due to higher customer traffic at the Company's restaurants in fiscal 1996. Other restaurant operating expenses increased $11.3 million during fiscal 1996, and increased 0.2% as a percentage of sales to 17.1% in fiscal 1996 from 16.9% for fiscal 1995. This increase is primarily due to a 0.4% increase in local advertising expense which was offset by a percentage decrease in royalties and other restaurant operating expenses.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased $7.5 million or 46.2% to $23.6 million for fiscal 1996 from $16.1 million for fiscal 1995. As a percentage of restaurant sales, EBITDA remained constant at 11.6% in fiscal 1996 and in fiscal 1995.

  Operating Income. Operating income increased $2.0 million or 19.6% to $12.4 million for fiscal 1996 from $10.4 million for fiscal 1995. As a percentage of sales, operating income decreased 1.3%, to 6.1% in fiscal 1996 from 7.4% for fiscal 1995. This decrease was primarily due to the accrual for the disposition of long-lived assets.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash flows from operating activities decreased $3.7 million during the fiscal year ended December 29, 1997, to $11.1 million, from $14.8 million during the fiscal year ended December 30, 1996. The decrease is primarily due to a decrease in the change in accounts payable, accrued expenses and other long-term liabilities due to the timing of cash expenditures.

  Net cash flows from investing activities for the fiscal year ended were $63.0 million. Capital spending for fiscal 1997 was $73.1 million which included $60.1 million for the acquisition of 63 restaurants in North Carolina, Illinois, and Wisconsin and $13.0 million for other capital expenditures. On April 21, 1997, the Company sold 10 restaurants resulting in cash proceeds of $8.2 million. During the fourth quarter of fiscal 1997, the company sold 2 real properties in a sale-leaseback transaction, resulting in cash proceeds of $1.9 million.

  As discussed in Note 5, on June 17, 1997, the Company amended and restated its Credit Agreement (the "Amended and Restated Revolving Credit Agreement") to provide for an increased commitment under its revolving credit facility (the "Revolver"). Under the Amended and Restated Revolving Credit Agreement, BankBoston, N.A. ("BBNA") and the other lenders committed to increase the borrowing capacity of the Revolver from $15 million to $50 million. Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the interest rate, amortization schedule, and maturity of the Revolver are revised. Interest is calculated at the lesser of the base rate or the Eurodollar rate and is payable, at a minimum, quarterly. The Amended and Restated Revolving Credit Agreement calls for no principal amortization and matures in June 2002. On September 23, 1997, the Company increased the borrowing capacity under its revolving credit facility from $50 million to $75 million as permitted under the Amended and Restated Revolving Credit Agreement. During the fiscal year ended December 29, 1997, borrowings of $57.6 million were drawn on the revolving credit facility to the fund the acquisitions of 63 restaurants in North Carolina, Illinois, and Wisconsin and for working capital purposes. During the fiscal year ended December 29, 1997, $2.0 million was repaid on the revolving credit facility.

  The Company has budgeted approximately $400,000 for the development of each of its new restaurants. The Company anticipates it will spend approximately an additional $3.0 to $5.0 million annually for other capital expenditures. The Company has committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The actual amount of the Company's cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

  The Company is structured as a holding company with no independent operations, as the Company's operations are conducted exclusively through its wholly owned subsidiaries. The Company's only significant assets are the capital stock of its subsidiaries. As a holding company, the Company's cash flow, its ability to meet its debt service requirements and its ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of its subsidiaries and their ability to declare dividends or make other intercompany transfers to the Company. Under the terms of the indenture pursuant to which the Senior Notes were offered (the "Indenture"), the Company's subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service the Company's obligations, including its obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") the Company may exchange pursuant to the Indenture. The Indenture restricts, among other things, the Company's and its Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition, (i) the Company's Amended and Restated Credit Agreement (as defined) with BBNA and other lenders thereto contains other and more restrictive covenants and prohibits the Company's subsidiaries from declaring dividends or making other intercompany transfers to the Company in certain circumstances and (ii) agreements reached with BKC contain restrictions with respect to dividend payments and intercompany loans.

  The Company believes that available cash on hand together with its available credit of $19.4 million under its Amended and Restated Credit Agreement, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for fiscal 1998. The Company expects that additional financing will be required in connection with any significant acquisitions in the future.

INCOME TAXES

  The Company completed fiscal 1997 with a net operating loss carry-forward for tax purposes of approximately $34.4 million. Substantially all of the Company's acquisitions completed to date have been structured as asset purchases. As a result, the Company is able to deduct goodwill amortization expense for income tax purposes over a 15 year period.

EXTRAORDINARY LOSS

  In fiscal 1996, in connection with the prepayment of its subordinated debt and repayment of borrowings under its credit agreement, the Company recorded an extraordinary loss of approximately $5.1 million, net of taxes, reflecting a prepayment penalty, as well as the write-off of deferred financing costs.

YEAR 2000

  The Company recognizes that the Year 2000 poses a unique worldwide challenge to the ability of systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is updating its computer applications and business procedures to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors and others, is ongoing.

  The principal costs will be those associated with the remediation and testing of its computer applications. This effort is under way across the Company, and is following a process of inventory, scoping and analysis, modification, testing and certification, and implementation.

  The total cost to the Company of the Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. For applications requiring remediation, the Company expects to begin this process in the fourth quarter of fiscal 1998 with completion expected in the first quarter of fiscal 1999.

NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 129 specifies the presentation and disclosure requirements concerning information about securities, liquidation preference of preferred stock, and exchangeable preferred stock and is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted both of these standards in fiscal 1997.

  In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 establishes standards for reporting information about operating segments, and related disclosures about products and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These statements expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
                                   SUBSIDIARY

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................   20
Consolidated Balance Sheets as of December 29, 1997 and December 30,
 1996....................................................................   21
Consolidated Statements of Operations for the fiscal years ended December
 29, 1997, December 30, 1996 and January 1, 1996.........................   22
Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal
 years ended December 29, 1997, December 30, 1996 and January 1, 1996....   23
Consolidated Statements of Cash Flows for the fiscal years ended December
 29, 1997, December 30, 1996 and January 1, 1996.........................   24
Notes to Consolidated Financial Statements...............................   25

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AmeriKing, Inc.
Westchester, Illinois

  We have audited the accompanying consolidated balance sheets of AmeriKing, Inc. and subsidiary as of December 29, 1997 and December 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriKing, Inc. and subsidiary as of December 29, 1997 and December 30, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Chicago, Illinois
March 12, 1998

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 29, 1997 AND DECEMBER 30, 1996

                                                    DECEMBER 29,  DECEMBER 30,
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................ $  7,532,000  $  5,259,000
  Accounts receivable..............................    1,723,000       828,000
  Inventories......................................    2,470,000     1,667,000
  Prepaid expenses.................................    1,592,000     1,338,000
  Current portion of deferred income taxes (Note
   9)..............................................       30,000       438,000
                                                    ------------  ------------
    Total current assets...........................   13,347,000     9,530,000
PROPERTY AND EQUIPMENT (Note 4)....................   52,924,000    36,765,000
GOODWILL...........................................  131,135,000    94,324,000
DEFERRED INCOME TAXES (Note 9).....................    3,434,000     3,426,000
OTHER ASSETS:
  Deferred financing costs.........................    6,680,000     6,577,000
  Deferred organization costs......................       95,000       170,000
  Franchise agreements.............................    5,472,000     4,245,000
                                                    ------------  ------------
    Total other assets.............................   12,247,000    10,992,000
                                                    ------------  ------------
TOTAL.............................................. $212,087,000  $155,037,000
                                                    ============  ============
        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses...... $ 12,738,000  $ 10,333,000
  Accrued payroll..................................    4,348,000     3,571,000
  Accrued sales tax payable........................    1,306,000     1,021,000
  Accrued interest payable.........................    1,649,000       835,000
  Current portion of long-term debt (Note 5).......      577,000       525,000
  Current portion of capital leases (Note 7).......       74,000       110,000
                                                    ------------  ------------
    Total current liabilities......................   20,692,000    16,395,000
LONG-TERM DEBT--Less current portion (Note 5)......  162,798,000   107,767,000
OTHER LONG-TERM LIABILITIES........................    1,023,000       139,000
                                                    ------------  ------------
    Total liabilities..............................  184,513,000   124,301,000
COMMITMENTS AND CONTINGENCIES (Note 7).............
SENIOR PREFERRED STOCK (Note 6)....................   34,415,000    30,303,000
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock..................................           75            75
  Common stock.....................................        9,030         8,933
  Additional paid-in capital.......................    3,037,895     7,277,992
  Retained earnings (deficit)......................   (8,888,000)   (6,854,000)
                                                    ------------  ------------
    Total stockholders' equity (deficit)...........   (5,841,000)      433,000
                                                    ------------  ------------
TOTAL.............................................. $212,087,000  $155,037,000
                                                    ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 1997, DECEMBER 30, 1996, AND JANUARY 1,
                                      1996

                             FISCAL     % OF       FISCAL     % OF       FISCAL     % OF
                              1997      SALES       1996      SALES       1995      SALES
                          ------------  -----   ------------  -----   ------------  -----
SALES
 Restaurant food sales
  ......................  $226,908,000   96.7%  $197,931,000   97.1%  $136,461,000   97.8%
 Non-food sales.........     7,638,000    3.3      5,822,000    2.9      3,111,000    2.2
                          ------------  -----   ------------  -----   ------------  -----
 Total sales............   234,546,000  100.0    203,753,000  100.0    139,572,000  100.0
RESTAURANT OPERATING
 EXPENSES:
 Cost of food sales.....    69,546,000   29.6     60,576,000   29.7     41,671,000   29.9
 Cost of non-food
  sales.................     6,573,000    2.8      5,495,000    2.7      3,127,000    2.2
 Restaurant labor and
  related costs.........    60,253,000   25.7     50,838,000   25.0     34,526,000   24.7
 Occupancy..............    24,384,000   10.4     21,189,000   10.4     15,384,000   11.0
 Depreciation and
  amortization of
  goodwill and franchise
  agreements............     8,760,000    3.7      7,386,000    3.6      4,927,000    3.6
 Advertising............    12,388,000    5.3     10,072,000    4.9      6,330,000    4.5
 Royalties..............     7,949,000    3.4      6,943,000    3.4      4,788,000    3.5
 Other restaurant
  operating expenses ...    21,341,000    9.1     17,864,000    8.8     12,428,000    8.9
                          ------------  -----   ------------  -----   ------------  -----
 Total restaurant
  operating expenses ...   211,194,000   90.0    180,363,000   88.5    123,181,000   88.3
GENERAL AND
 ADMINISTRATIVE EXPENSES
 .......................     9,411,000    4.0      7,331,000    3.6      5,176,000    3.7
OTHER OPERATING
 EXPENSES:
 Depreciation expense--
  office................       698,000    0.3        444,000    0.2        199,000    0.1
 Gain on sale of
  restaurants...........    (1,798,000)  (0.8)
 Provision for
  disposition of long-
  lived assets (Note
  12)...................     2,275,000    1.0      2,230,000    1.1        135,000    0.1
 Loss on disposal of
  equipment.............       467,000    0.2        341,000    0.2
 Management and
  directors' fees.......       650,000    0.3        664,000    0.3        529,000    0.4
                          ------------  -----   ------------  -----   ------------  -----
 Total other operating
  expenses..............     2,292,000    1.0      3,679,000    1.8        863,000    0.6
OPERATING INCOME........    11,649,000    5.0     12,380,000    6.1     10,352,000    7.4
OTHER INCOME (EXPENSE):
 Interest expense.......   (13,320,000)  (5.7)   (10,175,000)  (5.0)    (6,332,000)  (4.5)
 Interest expense--
  related party.........                          (1,808,000)  (0.9)    (1,991,000)  (1.4)
 Amortization of
  deferred costs .......      (691,000)  (0.3)      (943,000)  (0.5)      (511,000)  (0.4)
 Other income
  (expense)--net (Note
  12) ..................       (37,000)           (3,952,000)  (1.9)       209,000    0.1
                          ------------  -----   ------------  -----   ------------  -----
 Total other expense ...   (14,048,000)  (6.0)   (16,878,000)  (8.3)    (8,625,000)  (6.2)
                          ------------  -----   ------------  -----   ------------  -----
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM AND
 PROVISION (BENEFIT) FOR
 INCOME TAXES...........    (2,399,000)  (1.0)    (4,498,000)  (2.2)     1,727,000    1.2
PROVISION (BENEFIT) FOR
 INCOME TAXES ..........      (365,000)  (0.1)    (1,556,000)  (0.8)       825,000    0.6
                          ------------  -----   ------------  -----   ------------  -----
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM.....    (2,034,000)  (0.9)    (2,942,000)  (1.4)       902,000    0.6
EXTRAORDINARY ITEM--LOSS
 FROM EARLY
 EXTINGUISHMENT OF DEBT
 (Net of taxes of
 $3,301,000) (Note 13)
 .......................                          (5,055,000)  (2.5)
                          ------------  -----   ------------  -----   ------------  -----
NET INCOME (LOSS) ......    (2,034,000)  (0.9)%   (7,997,000)  (3.9)%      902,000    0.6%
PREFERRED STOCK
 DIVIDENDS (cumulative,
 undeclared)............      (450,000)             (450,000)             (450,000)
SENIOR PREFERRED STOCK
 DIVIDENDS .............    (4,112,000)             (303,000)
AMORTIZATION OF SENIOR
 PREFERRED STOCK
 ISSUANCE COSTS.........      (129,000)              (10,000)
                          ------------          ------------          ------------
INCOME (LOSS) AVAILABLE
 TO COMMON
 STOCKHOLDERS...........  $ (6,725,000)         $ (8,760,000)         $    452,000
                          ============          ============          ============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING--BASIC ....       900,167               865,515               863,290
DILUTIVE EFFECT OF
 OPTIONS AND WARRANTS...                                                   106,700
                          ------------          ------------          ------------
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING--DILUTED ..       900,167               865,515               969,990
                          ============          ============          ============
NET INCOME (LOSS) PER
 COMMON SHARE BEFORE
 EXTRAORDINARY ITEM--
 BASIC..................  $      (7.47)               $(4.28)         $       0.52
EXTRAORDINARY ITEM--
 BASIC..................                               (5.84)
                          ------------          ------------          ------------
NET INCOME (LOSS) PER
 COMMON SHARE--BASIC....  $      (7.47)         $     (10.12)         $       0.52
                          ============          ============          ============
NET INCOME (LOSS) PER
 COMMON SHARE BEFORE
 EXTRAORDINARY ITEM--
 DILUTED................  $      (7.47)         $      (4.28)         $       0.47
EXTRAORDINARY ITEM--
 DILUTED................                               (5.84)
                          ------------          ------------          ------------
NET INCOME (LOSS) PER
 COMMON SHARE--DILUTED..  $      (7.47)         $     (10.12)         $       0.47
                          ============          ============          ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED DECEMBER 29, 1997, DECEMBER 30, 1996, AND JANUARY 1,
                                      1996

                                          ADDITIONAL    RETAINED
                         PREFERRED COMMON   PAID-IN     EARNINGS
                           STOCK   STOCK    CAPITAL     (DEFICIT)      TOTAL
                         --------- ------ -----------  -----------  -----------
BALANCE--December 31,
 1994...................    $75    $   10 $ 7,599,915  $   241,000  $ 7,841,000
  Net income............                                   902,000      902,000
                            ---    ------ -----------  -----------  -----------
BALANCE--January 1,
 1996...................     75        10   7,599,915    1,143,000    8,743,000
  Dividends on senior
   preferred stock......                     (303,000)                 (303,000)
  Amortization of senior
   preferred stock
   issuance costs ......                      (10,000)                  (10,000)
  Recapitalization of
   common stock.........            8,923      (8,923)
  Net loss..............                                (7,997,000)  (7,997,000)
                            ---    ------ -----------  -----------  -----------
BALANCE--December 30,
 1996...................     75     8,933   7,277,992   (6,854,000)     433,000
  Dividends on senior
   preferred stock......                   (4,112,000)               (4,112,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (129,000)                 (129,000)
  Exercise of stock
   options..............               97         903                     1,000
  Net loss..............                                (2,034,000)  (2,034,000)
                            ---    ------ -----------  -----------  -----------
BALANCE--December 29,
 1997...................    $75    $9,030 $ 3,037,895  $(8,888,000) $(5,841,000)
                            ===    ====== ===========  ===========  ===========




                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 1997, DECEMBER 30, 1996, AND JANUARY 1,
                                      1996

                                      FISCAL 1997    FISCAL 1996   FISCAL 1995
                                      ------------  -------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)...................  $ (2,034,000) $  (7,997,000) $    902,000
 Adjustments to reconcile net income
  (loss) to net cash flows from
  operating activities:
 Depreciation and amortization......    10,149,000      8,773,000     5,637,000
 Deferred income taxes..............      (735,000)    (4,653,000)      535,000
 Gain on sale of restaurants........    (1,798,000)
 Provision for disposition of long-
  lived assets......................     2,275,000      2,230,000       135,000
 Loss on disposition of equipment...       467,000        341,000
 Extraordinary loss on early
  extinguishment of debt............                    8,356,000
 Changes in:
 Accounts receivable................      (895,000)       290,000      (984,000)
 Inventories........................      (803,000)      (658,000)       (8,000)
 Prepaid expenses...................      (254,000)      (120,000)     (443,000)
 Accounts payable, accrued expenses
  and other long-term liabilities...     4,743,000      8,241,000    (1,601,000)
                                      ------------  -------------  ------------
   Net cash flows from operating
    activities......................    11,115,000     14,803,000     4,173,000
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of restaurant franchise
  agreements, equipment and
  goodwill..........................   (60,141,000)   (39,245,000)  (11,305,000)
 Proceeds from sale of restaurants..     8,158,000
 Proceeds from sale of property.....     1,945,000        817,000
 Cash paid for organization costs...                                     (6,000)
 Cash paid for franchise
  agreements........................      (434,000)      (330,000)      (60,000)
 Cash paid for property and
  equipment.........................   (12,507,000)    (8,298,000)   (3,721,000)
                                      ------------  -------------  ------------
   Net cash flows from investing
    activities......................   (62,979,000)   (47,056,000)  (15,092,000)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Issuance of senior preferred
  stock.............................                   30,000,000
 Issuance of senior subordinated
  notes.............................                  100,000,000
 Proceeds from exercise of common
  stock options.....................         1,000
 Proceeds from short-term debt......                                  6,920,000
 Proceeds from long-term debt.......                   26,300,000     1,865,000
 Proceeds from subordinated debt--
  related party.....................                   15,000,000
 Cash paid for financing costs......      (848,000)    (9,280,000)     (135,000)
 Cash paid for penalties related to
  early extinguishment of debt......                   (3,450,000)
 Advances under line of credit......    57,608,000      5,800,000     2,000,000
 Payments on line of credit.........    (2,000,000)    (5,800,000)   (2,000,000)
 Payments on long-term debt.........      (525,000)  (122,843,000)   (3,450,000)
 Payments on capital leases.........       (99,000)      (102,000)      (44,000)
                                      ------------  -------------  ------------
   Net cash flows from financing
    activities......................    54,137,000     35,625,000     5,156,000
                                      ------------  -------------  ------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS........................     2,273,000      3,372,000    (5,763,000)
CASH AND CASH EQUIVALENTS--Beginning
 of year............................     5,259,000      1,887,000     7,650,000
                                      ------------  -------------  ------------
CASH AND CASH EQUIVALENTS--End of
 year...............................  $  7,532,000  $   5,259,000  $  1,887,000
                                      ============  =============  ============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the year for
  interest..........................  $ 12,470,000  $   9,283,000  $  6,671,000
 Cash paid during the year for
  interest-related party............                    2,135,000     2,347,000
                                      ------------  -------------  ------------
 Total cash paid during the year for
  interest..........................  $ 12,470,000  $  11,418,000  $  9,018,000
                                      ============  =============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Senior preferred stock dividends....  $  4,112,000  $     303,000
Amortization of senior preferred
 stock issuance costs...............       129,000         10,000
New capital leases..................                               $    319,000
                                      ------------  -------------  ------------
   TOTAL............................  $  4,241,000  $     313,000  $    319,000
                                      ============  =============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE FISCAL YEARS ENDED DECEMBER 29, 1997, DECEMBER 30, 1996, AND JANUARY
                                    1, 1996

1. DESCRIPTION OF BUSINESS

  AmeriKing, Inc., and its wholly owned subsidiary, National Restaurant Enterprises, Inc. d/b/a AmeriKing Corporation (the "Company"), owns and operates Burger King restaurants in eleven states.

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

  During fiscal 1997, the Company, in a series of transactions, acquired 63 Burger King restaurants in North Carolina, Illinois, and Wisconsin (the "1997 Acquisitions") for $55.4 million in cash, excluding transaction fees and expenses. In addition, the Company sold ten restaurants to a third party franchisee for $8.2 million and closed four restaurants. Also, the Company developed nine Burger King restaurants in fiscal 1997, primarily in the Chicago and Chattanooga metropolitan areas.

  The Company is one of the largest independent Burger King franchisees in the United States, operating 242 Burger King restaurants as of December 29, 1997.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR--In 1995, the Company converted its fiscal year to a 52/53-week fiscal year. Due to this conversion, the 1997 and 1996 fiscal years ended December 29, 1997 and December 30, 1996, respectively, included 364 days of operating activity. The 1995 fiscal year ended January 1, 1996 included 366 days of operating activity.

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

  PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of AmeriKing, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH EQUIVALENTS--The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

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

        Restaurant equipment and furnishings.......... 5-15 years
        Office furniture and equipment................ 5-9 years
        Buildings..................................... 40 years
        Leasehold improvement......................... Life of lease

  FRANCHISE AGREEMENTS--The franchise agreements with BKC require the Company to pay a franchise fee for each new restaurant developed and for the renewal of franchises that have expired. Franchisee fees are capitalized and amortized using the straight-line method over the terms of the related franchise agreements. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Accumulated amortization as of December 29, 1997 and December 30, 1996 was approximately $991,000 and $663,000, respectively.

  GOODWILL--Goodwill represents the excess of cost over fair value of net assets acquired in connection with the Company's acquisitions described in
Note 1. Goodwill is amortized over 35 years using the straight-line method. Accumulated amortization of goodwill as of December 29, 1997 and December 30, 1996 was approximately $7,781,000 and $4,978,000, respectively.

  DEFERRED COSTS--Costs associated with the organization of the Company are being amortized on a straight-line basis over five years. Costs incurred by the Company in obtaining its financing for its acquisitions are being amortized on a straight-line basis over the term of the related financing. Accumulated amortization as of December 29, 1997 and December 30, 1996 was approximately $211,000 and $136,000, respectively, for deferred organization costs and approximately $829,000 and $58,000, respectively, for deferred financing costs.

  PRE-OPENING COSTS--Pre-opening costs associated with newly developed restaurants are being amortized on a straight-line basis over the first twelve months of the restaurant's operations. Pre-opening costs as of December 29, 1997 and December 30, 1996 were approximately $299,000 and $263,000, respectively, and are included in prepaid expenses.

  RECLASSIFICATIONS--Certain information in the consolidated financial statements for fiscal 1996 and 1995 have been reclassified to conform with the current reporting format.

  NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS--In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. It is effective for financial statements issued for periods ending after December 15, 1997 and requires retroactive application to all prior periods presented. In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Shares increased for diluted earnings per share by 106,700 for 1995 due to the effect of stock options and warrants. Diluted earnings per share was the same as basic earnings per share during fiscal 1997 and 1996 due to the antidilutive effect of the stock options and warrants in the respective years. The Company adopted SFAS 128 in fiscal 1997.

  Also in February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 specifies the presentation and disclosure requirements concerning information about securities, liquidation preference of preferred stock, and exchangeable preferred stock and is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted SFAS 129 in fiscal 1997.

  In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130

                        AMERIKING, INC. AND SUBSIDIARY
establishes standards for reporting and display of comprehensive income and its components. SFAS 131 establishes standards for reporting information about operating segments, and related disclosures about products and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These statements expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

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

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                         DECEMBER    DECEMBER
                                                         29, 1997    30, 1996
                                                        ----------- -----------
      Restaurant equipment and furnishings............. $52,009,000 $39,261,000
      Office furniture and equipment...................   3,634,000   2,945,000
      Leasehold improvements...........................   6,116,000   2,861,000
      New restaurant development.......................   2,194,000     335,000
      Land.............................................                 330,000
      Buildings........................................   2,197,000     756,000
                                                        ----------- -----------
          Total........................................  66,150,000  46,488,000
      Less accumulated depreciation....................  13,226,000   9,723,000
                                                        ----------- -----------
          Property and equipment--net.................. $52,924,000 $36,765,000
                                                        =========== ===========

5. LONG-TERM DEBT

  Debt consists of the following:

                                      DECEMBER 29, 1997     DECEMBER 30, 1996
                                    --------------------- ---------------------
                                    CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                    -------- ------------ -------- ------------
Senior Notes, 10.75%, due 2006.....          $100,000,000          $100,000,000
Revolving Credit Facility, at a
 variable interest rate, 8.19% at
 December 29, 1997, due 2002.......            55,608,000
Franchise Acceptance Corporation
 Limited Note, 9.86%, due 2006..... $433,000    5,122,000 $393,000    5,554,000
Franchise Acceptance Corporation
 Limited Note, at a variable
 interest rate, 8.45% at December
 29, 1997, due 2005................  144,000    1,468,000  132,000    1,613,000
Junior Subordinated Notes, 6.00%,
 due 2005..........................               600,000               600,000
                                    -------- ------------ -------- ------------
  Total............................ $577,000 $162,798,000 $525,000 $107,767,000
                                    ======== ============ ======== ============

  On November 30, 1994, the Company issued junior subordinated notes (the "Junior Subordinated Notes") in the aggregate principal amount of $600,000 to an affiliate of BankBoston, N.A. ("BBNA").

                        AMERIKING, INC. AND SUBSIDIARY

  On November 21, 1995, the Company issued a $6.9 million note to BKC (the "BKC Note"). In July 1996, the BKC Note was refinanced on a long-term basis by Franchise Acceptance Corporation Limited ("FAC")(the "1996 FAC Note"), an affiliate of BKC. The 1996 FAC Note bears interest at a rate of 9.86% per annum, has mandatory monthly principal payments and matures July 2006.

  On November 29, 1995, the Company issued a $1.9 million note (the "1995 FAC Note") to FAC. The FAC Note bears interest at 2.75% above FAC's program rate, has mandatory monthly principal payments and matures December 2005.

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

  The Senior Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of December 29, 1997, the Company was in compliance with all such covenants.

  On June 17, 1997, the Company amended and restated its Credit Agreement (the "Amended and Restated Revolving Credit Agreement") to provide for an increased commitment under its revolving credit facility (the "Revolver"). Under the Amended and Restated Revolving Credit Agreement, BBNA and the other lenders thereto committed to increase the borrowing capacity of the Revolver from $15 million to $50 million. Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the interest rate, amortization schedule and maturity of the Revolver were revised. Interest is calculated as the lesser of the base rate or the Eurodollar rate and is payable, at a minimum, quarterly. The Amended and Restated Revolving Credit Agreement calls for no principal amortization and matures in June 2002.

  On September 23, 1997, BBNA and the other lenders thereto committed to increase the borrowing capacity of the Revolver from $50 million to $75 million as permitted under the Amended and Restated Revolving Credit Agreement.

                        AMERIKING, INC. AND SUBSIDIARY

  At December 29, 1997 and December 30, 1996, the Senior Notes had a fair value of $106.7 million and $100.0 million, respectively, based on quoted market prices. The carrying value of the Revolver and the 1995 FAC Note approximates the fair value as the interest rates on these notes are variable and are adjusted, at a minimum, quarterly. At December 29, 1997 and December 30, 1996, the 1996 FAC Note had a fair value of $6,337,000 and $6,966,000, respectively, and the Junior Subordinated Notes had a fair value of $510,000 and $505,000, respectively. The fair value of the 1996 FAC Note and the Junior Subordinated Notes was calculated using borrowing rates available to the Company under the Revolver at December 29, 1997 and December 30, 1996.

  Aggregate maturities of the Company's long-term debt as of December 29, 1997 are as follows:

      1998......................................................... $    577,000
      1999.........................................................      636,000
      2000.........................................................      700,000
      2001.........................................................      770,000
      2002.........................................................   56,456,000
      Thereafter...................................................  104,236,000
                                                                    ------------
          Total.................................................... $163,375,000
                                                                    ============

6. SENIOR PREFERRED STOCK

  Concurrent with the Senior Notes offering, the Company offered $30.0 million of units (the "Units"), consisting of 1.2 million shares of Senior Preferred Stock and 30,000 shares of Common Stock. The Senior Preferred Stock is exchangeable, at the option of the Company, into the Company's 13% Subordinated Exchange Debentures due 2008, subject to the ability of the Company to incur such indebtedness under the Amended and Restated Credit Agreement and the Indenture. The Company incurred issuance costs in the amount of $1.2 million related to the issuance of the Senior Preferred Stock.

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

  During fiscal 1997, the Company declared stock dividends earned through December 1, 1997 of 162,816 shares of its 13% Senior Preferred Stock, aggregating $4,070,000. As of December 29, 1997, the Company has accrued senior preferred stock dividends of approximately $345,000 or 13,780 shares that will be distributed on March 1, 1998.

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

      YEAR                                                            PERCENTAGE
      ----                                                            ----------
      2001...........................................................  106.500%
      2002...........................................................  104.333%
      2003...........................................................  102.167%
      2004 and thereafter............................................  100.000%

                        AMERIKING, INC. AND SUBSIDIARY

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

  At December 29, 1997 and December 30, 1996, the Senior Preferred Stock had a fair value of $36.8 million and $30.3 million, respectively, based on recent trading activity.

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

Rent expense amounted to:

                                          FISCAL 1997 FISCAL 1996 FISCAL 1995
                                          ----------- ----------- -----------
   Minimum rentals under operating
    leases............................... $18,929,000 $15,647,000 $11,072,000
   Contingent rentals....................   2,221,000   2,083,000     958,000
                                          ----------- ----------- -----------
     Total............................... $21,150,000 $17,730,000 $12,030,000
                                          =========== =========== ===========

  Future minimum lease payments under noncancelable operating leases are as follows:

      FISCAL YEAR                                                      AMOUNT
      -----------                                                   ------------
      1998......................................................... $ 23,178,000
      1999.........................................................   22,775,000
      2000.........................................................   21,925,000
      2001.........................................................   20,511,000
      2002.........................................................   19,761,000
      Thereafter...................................................  184,485,000
                                                                    ------------
        Total...................................................... $292,635,000
                                                                    ============

  Future minimum lease payments under noncancelable capital leases are as follows:

      FISCAL YEAR                                                        AMOUNT
      -----------                                                        -------
      1998.............................................................. $77,000
                                                                         -------
        Total minimum lease payments....................................  77,000
      Less amount representing interest.................................   3,000
                                                                         -------
        Present value of the minimum lease obligation................... $74,000
                                                                         =======

  Payments on capital leases for fiscal 1997 and 1996 were $99,000 and $129,000, respectively.

                        AMERIKING, INC. AND SUBSIDIARY

8. CAPITAL STOCK

  At December 29, 1997, the Company's authorized capital stock was as follows:

                                                            NUMBER
                                               NUMBER OF   OF SHARES   VOTING
                                     PAR VALUE   SHARES   ISSUED AND   RIGHTS
                                     PER SHARE AUTHORIZED OUTSTANDING PER SHARE
                                     --------- ---------- ----------- ---------
      Common Stock..................   $0.01   4,000,000     902,992       1
      Non-Voting Common Stock.......    0.01     300,000           0       0
                                               ---------   ---------
        Total common stock..........           4,300,000     902,992
                                               =========   =========
      Class A1 Preferred Stock .....    0.01       4,425       4,425       0
      Class A2 Preferred Stock .....    0.01       1,200       1,200       0
      Class B Preferred Stock ......    0.01       1,875       1,875       0
                                               ---------   ---------
        Total preferred stock ......               7,500       7,500
                                               =========   =========
      Senior Preferred Stock .......    0.01   2,500,000   1,362,816       0
                                               =========   =========

  Class A1, Class A2 and Class B preferred stock pay dividends at 6% per annum, payable quarterly. To the extent not declared and paid, such dividends accumulate. Class A1 preferred stock dividends are payable in cash or additional shares of Class A1 Preferred Stock; Class A2 and Class B Preferred Stock dividends are payable in cash only.

  In 1994, the Company issued warrants to an affiliate of BBNA to purchase 96,998 shares of a separate class of non-voting Common Stock (the "Non-Voting Common Stock") at an exercise price of $0.01 per share. The warrants are exercisable at any time and expire the earlier of the date such warrants are exercised in full or November 30, 2002.

  During 1994, the Company granted stock options to purchase 9,702 shares of Common Stock at $.12 per share in connection with employment agreements with certain members of the Company's management. All of these options vested ratably over a two-year period ending September 1, 1996 at which time all became fully exercisable. The options were exercised in fiscal 1997. The Company has not issued any additional stock options or warrants as of December 29, 1997.

9. INCOME TAXES

  The provision (benefit) for income taxes, exclusive of amounts related to the extraordinary item in 1996, was comprised of the following:

                                            FISCAL
                                             1997     FISCAL 1996  FISCAL 1995
                                           ---------  -----------  -----------
      Federal:
        Current...........................            $(3,357,000)
        Deferred.......................... $(920,000)   1,512,000   $535,000
      State:
        Current...........................   370,000
        Deferred..........................   185,000      289,000    290,000
                                           ---------  -----------   --------
          Net provision (benefit) for
           income taxes................... $(365,000) $(1,556,000)  $825,000
                                           =========  ===========   ========

                        AMERIKING, INC. AND SUBSIDIARY

  The difference between the recorded income tax provision (benefit) and the "expected" tax provision (benefit) based on the statutory federal income tax rate is as follows:

                                           FISCAL
                                            1997     FISCAL 1996  FISCAL 1995
                                          ---------  -----------  -----------
   Computed federal income tax provision
    (benefit) at statutory rate.......... $(816,000) $(1,460,000)  $605,000
   State income taxes (net of federal
    income tax effect)...................   244,000     (188,000)    78,000
   Non-deductible expenses...............    20,000       29,000
   Goodwill amortization.................   162,000       63,000     16,000
   Rate change...........................                           126,000
   Other.................................    25,000
                                          ---------  -----------   --------
     Net provision (benefit) for income
      taxes.............................. $(365,000) $(1,556,000)  $825,000
                                          =========  ===========   ========

  As of December 29, 1997, the Company had a net operating loss carry-forward for income tax purposes of approximately $34.4 million to offset against future taxable income. The net operating loss is expected to be utilized beginning in fiscal 1999 and will begin to expire in 2009.

  Total deferred tax liabilities and deferred tax assets as of December 29, 1997 and December 30, 1996, and the sources of the differences between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the effects of each, are as follows:

                                                        FISCAL 1997 FISCAL 1996
                                                        ----------- -----------
   Deferred tax liabilities:
     Depreciation...................................... $11,421,000 $ 7,558,000
     Purchase accounting adjustments...................   1,135,000
     Other.............................................     451,000     161,000
                                                        ----------- -----------
                                                         13,007,000   7,719,000
   Deferred tax assets:
     Operating loss carry-forwards.....................  13,946,000  10,198,000
     Fixed asset reserves..............................   2,450,000     934,000
     Other.............................................      75,000     451,000
                                                        ----------- -----------
                                                         16,471,000  11,583,000
                                                        ----------- -----------
       Total........................................... $ 3,464,000 $ 3,864,000
                                                        =========== ===========

10. EMPLOYEE BENEFIT PLANS

  During fiscal 1996, the Company offered all of its employees the option to participate in a 401(k) plan, upon fulfillment of certain requirements. The Company has the option, but not the obligation, to match contributions made by its employees under the 401(k) plan (the "Plan"). In addition, the Company provides disability insurance to certain key executives. The insurance covers all salary payments to the executives during the period of disability. For fiscal 1997 and 1996, the Company contributed approximately $66,000 and $23,000, respectively, to the Plan.

11. RELATED PARTIES

  During fiscal 1996 and 1995, the Company recorded interest expense on the related party debt totaling $1,808,000 and $1,991,000, respectively.

                        AMERIKING, INC. AND SUBSIDIARY

  The Company leases two restaurants under noncancelable operating leases from an entity which is owned by a member of the Company's management. The leases expire in March 2006 and January 2007, respectively, and require total monthly rental payments of $20,600. During fiscal 1997, 1996, and 1995, the Company recorded rent expense of $247,000, $247,000, and $248,000, respectively, under these leases.

  The Company has entered into a management consulting agreement (the "TJC Consulting Agreement") with an affiliate of The Jordan Company. Under the terms of the TJC Consulting Agreement, the Company was required to pay the affiliate an annual management fee equal to the higher of (i) $300,000, or
(ii) 0.35% of food sales. During fiscal 1995, the Company recorded expenses of $479,000 under the TJC Consulting Agreement. On February 7, 1996, the Company amended the TJC Consulting Agreement to provide for, among other things, an annual management fee equal to the higher of (i) $600,000 or (ii) 2.5% of the Company's cash flow, as determined in the TJC Consulting Agreement. During fiscal 1997 and 1996, the Company recorded expenses of $600,000 under the amended TJC Consulting Agreement.

  In connection with the 1997 Acquisitions, the Company paid to an affiliate of The Jordan Company an investment banking fee of $1.0 million. In connection with the 1996 Acquisitions, the Company paid to an affiliate of The Jordan Company an investment banking fee of $1.0 million and paid fees totaling $300,000 to certain members of the Company's senior management. Concurrent with the Offerings and related financings consummated by the Company in fiscal 1996, the Company paid to the affiliate of The Jordan Company an investment banking fee of $1.3 million pursuant to the terms of the TJC Consulting Agreement.

12. NONRECURRING ITEMS

  In fiscal 1997 and 1996, the Company recorded a loss of approximately $2.3 million and $2.2 million, respectively, for the disposal of long-lived assets. Included in the fiscal 1997 loss is the write-down to estimated fair market value of four Company-owned restaurants due to a decrease in the cash flow of these restaurants. Also included in the fiscal 1997 loss are the planned dispositions of two Company-owned restaurants and the disposal of property and equipment at several restaurants undergoing major remodelings. Included in the fiscal 1996 loss are the dispositions of five Company-owned restaurants and the write-off of and equipment no longer serviced by a vendor.

  The Company recorded in fiscal 1997 an approximate $1.8 million gain on the sale of 10 restaurants in the south Chicago suburban area to a third party franchisee.

  During fiscal 1996, the Company included in other income (expense)--net certain transaction expenses approximating $2.4 million associated with its attempted initial public offering.

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

                        AMERIKING, INC. AND SUBSIDIARY

  The consequences of these matters are not presently determinable but, in the opinion of the management of the Company after consulting with legal counsel, the ultimate liability is not expected to have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.

15. SUBSEQUENT EVENT

  On February 12, 1998, the Company purchased two restaurants in the Chicago metropolitan area from a third party franchisee for approximately $1.6 million. Subsequent to the end of fiscal 1997, the Company entered into contracts to purchase nine restaurants in existing markets from third party franchisees for approximately $6.4 million. The closing of these purchases is expected to occur by the end of fiscal 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in accountants during fiscal 1997 or 1996, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

  The following sets forth the names and ages of the Company's directors and executive officers and the positions they held at December 29, 1997:

NAME                      AGE POSITION WITH COMPANY
----                      --- ---------------------
Lawrence E. Jaro........   54 Managing Owner, Chairman and Chief Executive Officer
William C. Osborn.......   49 Vice Chairman and Director
Gary W. Hubert..........   45 Chief Operating Officer and Director
Joel D. Aaseby..........   39 Chief Financial Officer and Corporate Secretary
Scott E. Vasatka........   44 Executive Vice President--Human Resources
Augustus F. Hothorn.....   45 Senior Vice President--Development
Stewart G. Baily........   40 Vice President--Chicago Operations
A. Richard Caputo, Jr...   31 Vice President and Director
Thomas H. Quinn.........   50 Director
John W. Jordan, II......   49 Director
David W. Zalaznick......   43 Director

  Set forth below is a brief description of the business experience of each director and executive officer of the Company.

  MR. JARO has served as the Company's Managing Owner, Chief Executive Officer and as a Director since the Company's inception, and currently serves as its Chairman. Mr. Jaro has over 17 years of experience as a Burger King restaurant franchisee. Prior to joining the Company, Mr. Jaro was the President and Chief Executive Officer of Jaro Enterprises, Inc., an operator of 12 Burger King restaurants in Colorado and Texas.

  MR. OSBORN has previously served as one of the Company's Managing Owners and currently serves as a Director. Mr. Osborn also served as the Company's President until May 10, 1996 at which time he was appointed the Company's Vice Chairman. Mr. Osborn has over 12 years of experience as a Burger King restaurant franchisee as well as a franchisee of other restaurant concepts. Prior to joining the Company, Mr. Osborn owned and operated three Burger King restaurants in Colorado.

  MR. HUBERT has served as the Company's Executive Vice President and as a Director since the Company's inception, and currently serves as Chief Operating Officer. Mr. Hubert has over 22 years of experience with BKC in restaurant operations and franchise management. Prior to joining the Company, Mr. Hubert was a Vice President with BKC in both the Franchise and Corporate Operations divisions and served as the Area Operations Manager for BKC's Chicago region from 1985 to 1989.

  MR. AASEBY has served as the Company's Executive Vice President--Finance and Corporate Secretary since the Company's inception, and currently serves as Chief Financial Officer. Mr. Aaseby has over 22 years of experience with BKC in various finance, accounting and operations positions, including Midwest Sector Controller from 1989 to 1994.

  MR. VASATKA has served as the Company's Executive Vice President--Human Resources since the Company's inception. Mr. Vasatka has over 28 years of experience in the restaurant industry. Prior to joining the Company, Mr. Vasatka was employed by Davgar Restaurants from 1969 until 1994, and held various senior management positions including District Manager, Director of Training and Division President.

  MR. HOTHORN has served as the Company's Senior Vice President--Development since May 1997. Mr. Hothorn has over 15 years of Burger King/Grand Metropolitan PLC experience. Prior to joining the Company, Mr. Hothorn was Managing Director, Europe, Middle East, Africa (EMA) with Burger King Corporation. From January 1991 through August 1994, Mr. Hothorn served as Senior Vice President Franchising and Real Estate for Pearle Vision (a Grand Met subsidiary). Prior to that, Mr. Hothorn held a variety of positions with BKC including Vice President of Asset Management, Vice President of Corporate Real Estate, Director of Development--San Francisco Region, Real Estate Manager, and Site Development Engineer.

  MR. BAILY has served as the Company's Vice President--Chicago Operations since February 1997. Mr. Baily has been with the Company since its inception and has over 22 years of experience as both an employee of Burger King Corporation and also as a franchisee.

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

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

  The Board of Directors does not maintain a Compensation Committee. During fiscal 1997, however, Messrs. Caputo, Jaro, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation.

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

                          SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION
                                 ---------------------------------
NAME AND PRINCIPAL        FISCAL                    OTHER ANNUAL    ALL OTHER
POSITION                   YEAR   SALARY  BONUS(1) COMPENSATION(2) COMPENSATION
------------------        ------ -------- -------- --------------- ------------
Lawrence E. Jaro.........  1997  $245,000 $235,000
 Managing Owner and        1996   215,000   64,500
 Chief Executive Officer   1995   215,000   64,500
William C. Osborn........  1997  $221,000                            $10,000(3)
 Vice Chairman             1996   215,000 $ 64,500                    10,000(3)
                           1995   215,000   64,500                    10,000(3)
Gary W. Hubert...........  1997  $226,000 $ 60,000                       --
 Chief Operating Officer
  and                      1996   215,000   64,500
 Senior Vice President     1995   215,000   64,500
Joel D. Aaseby...........  1997  $157,000 $ 80,000                       --
 Chief Financial Officer
  and                      1996   110,000   30,000
 Corporate Secretary       1995   110,000   32,000
Scott E. Vasatka.........  1997  $128,000 $ 25,000                       --
 Executive Vice
  President--              1996   105,000   21,000
 Human Resources           1995   105,000   31,000
Stewart G. Baily.........  1997  $131,000 $ 30,000                       --
 Vice President--          1996   120,000   15,000
 Chicago Operations        1995   104,000   10,000

--------
(1) The Company provides bonus compensation based on an individual's achievement of certain specified objectives, including achieving the Company's stated EBITDA target. Employees are eligible to receive from 10% to 60% of their annual compensation as a bonus or an amount set forth by the Company's Board of Directors.
(2) No executive named in the table above received any Other Annual Compensation in an amount in excess of either $50,000 or 10% of salary and bonus reported for him in the two preceding columns.
(3) Represents the amount of life insurance premiums paid by the Company on the life of Mr. Osborn with death benefits designated by Mr. Osborn.

 Option Exercises in Fiscal 1997 and Fiscal Year-end Values

  The following table shows stock options exercised by each of the Named Executives during fiscal 1997, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end, and the values for unexercised options. Except as listed in the table, no other Named Executive exercised any Company stock options or beneficially owned unexercised Company stock options.

                      AGGREGATED OPTION EXERCISES IN LAST
                    FISCAL YEAR AND FISCAL YEAR-END VALUES

                                                     NUMBER OF SHARES OF
                                                   COMMON STOCK UNDERLYING    VALUE OF UNEXERCISED
                           SHARES                  UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS
                         ACQUIRED ON                  DECEMBER 29, 1997       AT DECEMBER 29, 1997
                          EXERCISE      VALUE     ------------------------- -------------------------
NAME                         (#)     REALIZED ($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------- ------------ ----------- ------------- ----------- -------------
Scott E. Vasatka........    4,851       $    0           0                    $    0

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

EMPLOYMENT AGREEMENTS

  Effective September 1, 1994, the Company entered into an employment agreement with Lawrence E. Jaro (the "Jaro Employment Agreement"). Pursuant to the terms of the Jaro Employment Agreement, Mr. Jaro agreed to serve as Chief Executive Officer and Co-Managing Owner of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Jaro nor the Company has provided the other with a notice of termination 120 days prior to the expiration date of the Jaro Employment Agreement. Mr. Jaro also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Jaro with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Jaro no longer provides services to the Company due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Jaro Employment Agreement) or as a result of a material reduction in his authority, then Mr. Jaro is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, the Company entered into an employment agreement with William C. Osborn (the "Osborn Employment Agreement"). Pursuant to the terms of the Osborn Employment Agreement, Mr. Osborn agreed to serve as President and Co-Managing Owner of the Company for a five-year period ending on August 31, 1999. Mr. Osborn also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Osborn with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Osborn no longer provides services to the Company due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Osborn Employment Agreement) or as a result of a material reduction in his authority, then Mr. Osborn is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively. Effective May 10, 1996, the Company and Mr. Osborn agreed that Mr. Osborn would resign as President to become Vice Chairman of the Company.

  Effective September 1, 1994, the Company entered into an employment agreement with Gary W. Hubert (the "Hubert Employment Agreement"). Pursuant to the terms of the Hubert Employment Agreement, Mr. Hubert agreed to serve as Senior Vice President and Managing Director of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Hubert nor the Company has provided the other with notice of termination 120 days prior to the expiration of the Hubert Employment Agreement. Mr. Hubert also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Hubert with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Hubert no longer provides services to the Company due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Hubert Employment Agreement) or as a result of a material reduction in his authority, then Mr. Hubert is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, the Company entered into an employment agreement with Joel D. Aaseby (the "Aaseby Employment Agreement"). Pursuant to the terms of the Aaseby Employment Agreement, Mr. Aaseby agreed to serve as Vice President--Finance of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Aaseby nor the Company has provided the other with notice of termination 120 days prior to the expiration of the Aaseby Employment Agreement. Mr. Aaseby also agreed not to compete with the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Aaseby with a base salary of $110,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $500 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Aaseby no longer provides services to the Company due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Aaseby Employment Agreement) or as a result of a material reduction in his authority, then Mr. Aaseby is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, the Company entered into an employment agreement with Scott E. Vasatka (the "Vasatka Employment Agreement"). Pursuant to the terms of the Vasatka Employment Agreement, Mr. Vasatka agreed to serve as Vice President--Human Resources of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Vasatka nor the Company has provided the other with notice of termination 120 days prior to the expiration of the Vasatka Employment Agreement. Mr. Vasatka also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Vasatka with a base salary of $105,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $500 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Vasatka no longer provides services to the Company due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Vasatka Employment Agreement) or as a result of a material reduction in his authority, then Mr. Vasatka is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

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

  Effective May 19, 1997, the Company entered into an employment agreement with Augustus F. Hothorn (the "Hothorn Employment Agreement"). Pursuant to the terms of the Hothorn Employment Agreement, Mr. Hothorn agreed to serve as Senior Vice President--Development of the Company for a three-year period ending on May 18, 2000 with automatic one-year renewals thereafter, provided that neither Mr. Hothorn nor the Company has provided the other with notice of termination 120 days prior to the expiration of the Hothorn Employment Agreement. Mr. Hothorn also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Hothorn with a base salary of $200,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Hothorn no longer provides services to the Company due to (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Hothorn Employment Agreement) or as a result of a material reduction in his authority, then Mr. Hothorn is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The table below sets forth as of December 29, 1997, certain information regarding beneficial ownership of Common Stock held by (i) each director and each of the Named Executives who own shares of the Company's equity securities, (ii) all directors and executive officers of the Company as a group, and (iii) each person known by the Company to own beneficially more than 5% of the Company's Common Stock. Each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except where otherwise noted.

                                                                   SHARES
                                                             BENEFICIALLY OWNED
                                                                    (1)
                                                             ------------------
                                                             NUMBER  PERCENTAGE
                                                             ------- ----------
Executive Officers and Directors:
  Lawrence E. Jaro(2)....................................... 196,051    21.9%
  William C. Osborn(3)......................................  81,105     9.1
  Gary W. Hubert............................................  29,101     3.3
  Joel D. Aaseby............................................   9,703     1.1
  Thomas H. Quinn(4)........................................  29,096     3.3
  John W. Jordan, II(5).....................................  38,285     4.3
  A. Richard Caputo, Jr.(6).................................  12,609     1.4
  David W. Zalaznick(7).....................................  38,285     4.3
  Scott E. Vasatka..........................................   4,851     0.5
  All executive officers and directors as a group (9
   persons)(8).............................................. 439,086    48.9
Other Principal Stockholders:
  MCIT PLC ("MCIT")(9)...................................... 246,302    27.6%
  Leucadia Investors, Inc.(10)..............................  61,575     6.9
  BankBoston Investments Inc. ("BankBoston")(11)............  96,998     9.8

--------
 (1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of December 29, 1997, the Company had 902,992 shares of Common Stock issued and outstanding.
 (2) Includes 166,950 shares of Common Stock beneficially owned by various affiliates of Mr. Jaro. Mr. Jaro and his affiliates also own 915 shares of Class A2 Preferred Stock and 305 shares of Class B Preferred Stock. Mr. Jaro's address is c/o the Company, 2215 Enterprise Drive, Suite 1502, Westchester, Illinois 60154.
 (3) Includes 52,004 shares of Common Stock beneficially owned by various affiliates of Mr. Osborn. Mr. Osborn and his affiliates also own 285 shares of Class A2 Preferred Stock and 95 shares of Class B Preferred Stock. Mr. Osborn's address is c/o the Company, 2215 Enterprise Drive, Suite 1502, Westchester, Illinois 60154.
 (4) Mr. Quinn is President and Chief Operating Officer of Jordan Industries, Inc., a company affiliated with The Jordan Company, an entity with which Messrs. Caputo, Jordan and Zalaznick are also affiliated.
 (5) Includes 38,285 shares of Common Stock held by John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee. Mr. Jordan also owns
     96.25 shares of Class B Preferred Stock. Mr. Jordan's address is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.
 (6) Mr. Caputo is a partner of The Jordan Company, an entity with which Messrs. Jordan and Zalaznick are also affiliated.
 (7) Mr. Zalaznick also owns 96.25 shares of Class B Preferred Stock. Mr. Zalaznick's address is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.
 (8) Includes all shares owned directly or beneficially by directors and executive officers, including shares beneficially owned by affiliates of Messrs. Jaro and Osborn.

 (9) MCIT also owns 3,000 shares of Class A1 Preferred Stock and 500 shares of Class B Preferred Stock. The principal address of MCIT is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.
(10) Leucadia also owns 125 shares of Class B Preferred Stock. The principal address of Leucadia is 315 Park Avenue South, New York, New York 10010. See "Description of Capital Stock--Preferred Stock."
(11) Represents immediately exercisable warrants to purchase 96,998 shares of Non-Voting Common Stock. BankBoston also owns 1,425 shares of Class A1 Preferred Stock and 475 shares of Class B Preferred Stock. The principal address of BankBoston is 100 Federal Street, Boston, Massachusetts 02110.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Jordan Company. On September 1, 1994, the Company entered into the TJC Consulting Agreement with an affiliate of The Jordan Company. The TJC Consulting Agreement was subsequently amended on February 7, 1996. Under the TJC Consulting Agreement, the Company retained an affiliate of The Jordan Company to render consulting services to it regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders, and the operation and expansion of their business. The TJC Consulting Agreement expires on September 1, 2004, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The TJC Consulting Agreement provides for an annual consulting fee payable on a quarterly basis equal to the higher of (i) $600,000 or (ii) 2.5% of the Company's cash flow (as determined in the TJC Consulting Agreement). In addition, the TJC Consulting Agreement provides for payment to the affiliate of The Jordan Company of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries and (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of TJC. During fiscal 1997 and 1996, the Company paid consulting fees to an affiliate of The Jordan Company of approximately $600,000 pursuant to the terms of the TJC Consulting Agreement. In connection with the 1997 Acquisitions, the Company paid to an affiliate of The Jordan Company an investment banking fee of $1.0 million. In connection with the 1996 Acquisitions, the Company paid to an affiliate of The Jordan Company an investment banking fee of $1.0 million and paid fees totaling $300,000 to certain members of the Company's senior management. Concurrent with the Offerings and related financings consummated by the Company in fiscal 1996, the Company paid an affiliate of The Jordan Company an investment banking fee of $1.3 million pursuant to the terms of the TJC Consulting Agreement. The Company believes that the terms of the TJC Consulting Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Messrs. Jordan, Zalaznick and Caputo are partners of The Jordan Company.

  Burger King Corporation. In connection with the Offerings, the Company has committed to BKC that, without BKC's prior written consent, (i) it will not pay cash dividends on the Senior Preferred Stock on or prior to December 1, 2001 and (ii) it will not pay cash dividends to holders of Common Stock until the Senior Notes are repaid in full and the Senior Preferred Stock is redeemed or otherwise retired. The Company has committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising.

  Members of the Board of Directors. The Company leases the land and buildings for two Burger King restaurants under noncancelable operating leases from an entity which is owned by Mr. Jaro. The leases expire in March 2006 and January 2007, respectively, and require total monthly rental payments of $20,600. For the fiscal years ended December 29, 1997 and December 30, 1996, the Company recorded rent expense of $247,000 under these leases. The Company believes that the terms of these leases are comparable to the terms it would obtain from disinterested third parties for comparable sites.

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

    1. TJC Consulting Agreement

    2. Jaro Employment Agreement

    3. Osborn Employment Agreement

    4. Hubert Employment Agreement

    5. Aaseby Employment Agreement

    6. Vasatka Employment Agreement

    7. New Osborn Employment Agreement

    8. Hothorn Employment Agreement

                              REPORTS ON FORM 8-K

  1. On July 14, 1997, the Company filed a Current Report on Form 8-K, announcing under Item 2 the consummation of the purchase of 26 restaurants in the Fayetteville and Raleigh/Durham, North Carolina areas.

  2. On September 30, 1997, the Company filed a Current Report on Form 8-K, announcing under Item 2 the consummation of the purchase of 30 restaurants in the Charlotte, North Carolina area.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF WESTCHESTER, STATE OF ILLINOIS, ON MARCH , 1998.

                                          Ameriking, Inc.

                                                             *
                                          By: _________________________________
                                             LAWRENCE E. JARO MANAGING OWNER,
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS AMENDED REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING
PERSONS IN THE CAPACITIES INDICATED ON THE   DAY OF MARCH, 1998.

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

                               INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 1.1       FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING...         *
 1.2       FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING...         *
 2.1++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN BURGER KING CORPORATION ("BKC") AND
           NATIONAL RESTAURANT ENTERPRISES, INC. ("ENTER-
           PRISES") (Filed as exhibit 2.1 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference)................................         *
 2.2++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN JARO ENTERPRISES, INC. AND AMERIKING,
           INC. (FORMERLY KNOWN AS NRE HOLDINGS, INC.)
           ("AMERIKING") (Filed as exhibit 2.2 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)..........................         *
 2.3++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN JARO RESTAURANTS, INC. AND AMERIKING
           (Filed as exhibit 2.3 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 2.4++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN TABOR RESTAURANTS ASSOCIATES, INC. AND
           AMERIKING (Filed as exhibit 2.4 to AmeriKing's Reg-
           istration Statement (No. 333-04261) and incorporated
           herein by reference)................................         *
 2.5++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN JB RESTAURANTS, INC. AND AMERIKING
           (Filed as exhibit 2.5 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 2.6++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN CASTLEKING, INC. AND AMERIKING (Filed
           as exhibit 2.6 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 2.7++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN OSBURGER, INC. AND AMERIKING (Filed as
           exhibit 2.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 2.8++     PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1,
           1994, BETWEEN WHITE-OSBORN RESTAURANTS, INC. AND
           AMERIKING (Filed as exhibit 2.8 to AmeriKing's Reg-
           istration Statement (No. 333-04261) and incorporated
           herein by reference)................................         *
 2.9++     PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30,
           1994, BY AND AMONG SHELDON T. FRIEDMAN, BNB LAND
           VENTURE, INC. AND ENTERPRISES (Filed as exhibit 2.9
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 2.10++    ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
           AMONG DMW, INC., DANIEL L. WHITE AND AMERIKING COLO-
           RADO CORPORATION I (Filed as exhibit 2.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 2.11++    ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
           AMONG WSG, INC., DANIEL L. WHITE, SUSAN J. WAKEMAN,
           GEORGE ALAIZ, JR. AND AMERIKING COLORADO CORPORATION
           I (Filed as exhibit 2.11 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 2.12++    PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND
           AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
           2.12 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 2.13++    PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG RO- LANK, INC., THE SHAREHOLDERS OF RO-LANK,
           INC. AND AMERIKING TENNESSEE CORPORATION I (Filed as
           exhibit 2.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 2.14++    PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30,
           1995, BY AND AMONG C&N DINING, INC. AND AFFILIATES
           AND AMERIKING VIRGINIA CORPORATION I (Filed as ex-
           hibit 2.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 2.15++    AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT,
           DATED FEBRUARY 7, 1996, BY AND AMONG C&N DINING,
           INC. AND AFFILIATES AND AMERIKING VIRGINIA CORPORA-
           TION I (Filed as exhibit 2.15 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference)................................         *
 2.16++    ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN THIRTY-FORTY, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)..........................         *
 2.17++    ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN HOUSTON, INC. AND AMERIKING CINCINNATI COR-
           PORATION I (Filed as exhibit 2.17 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)..........................         *
 2.18++    ^ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN FIFTH & RACE, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.18 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference...........................         *
 2.19      ASSET PURCHASE AGREEMENT among F&P ENTERPRISES,
           INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as ex-
           hibit 2.19 to AmeriKing's Form 10-Q for the quarter
           ended March 31, 1997 and incorporated herein by ref-
           erence..............................................         *
 2.20      AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT
           among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P
           ENTERPRISES, INC. and NATIONAL RESTAURANT ENTER-
           PRISES, INC. (Filed as exhibit 2.20 to AmeriKing's
           Form 10-Q for the quarter ended March 31, 1997 and
           incorporated herein by reference....................         *
 2.21      ASSET PURCHASE AGREEMENT among NORTH FOODS, INC.,
           THE SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.21
           to AmeriKing's Form 10-Q for the quarter ended March
           31, 1997 and incorporated herein by reference.......         *
 2.22      ASSET PURCHASE AGREEMENT among NORTH FOODS, INC.,
           THE SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.22
           to AmeriKing's Form 10-Q for the quarter ended March
           31, 1997 and incorporated herein by reference.......         *
 2.23      AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT
           dated June 16, 1997 among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.23
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by refer-
           ence)...............................................         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 2.24      AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT
           dated June 16, 1997 among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.24
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by refer-
           ence)...............................................         *
 2.25      AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT
           dated June 16, 1997 among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. AND NATIONAL RES-
           TAURANT ENTERPRISES, INC. (Filed as exhibit 2.25 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)......         *
 2.26      AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT
           dated June 16, 1997 among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. AND NATIONAL RES-
           TAURANT ENTERPRISES, INC. (Filed as exhibit 2.26 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)......         *
 2.27      REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
           among T&B LEASING, THOMAS FICKLING AND WILLIAM PREN-
           TICE (the "PARTNERS"), AND CASTLE PROPERTIES, LLC.
           (Filed as exhibit 2.27 to AmeriKing's Current Report
           on Form 8-K filed on July 14, 1997 and incorporated
           herein by reference)................................         *
 2.28      AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREE-
           MENT dated April 8, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "PARTNERS") AND
           CASTLE PROPERTIES, LLC. (Filed as exhibit 2.28 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)......         *
 2.29      AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREE-
           MENT dated June 16, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "PARTNERS"), CAS-
           TLE PROPERTIES, LLC AND NATIONAL RESTAURANT ENTER-
           PRISES, INC. (Filed as exhibit 2.29 to AmeriKing's
           Current Report on Form 8-K filed on July 14, 1997
           and incorporated herein by reference)...............         *
 2.30      AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREE-
           MENT dated June 16, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE, INVESTORS TITLE EX-
           CHANGE CORPORATION, AND NATIONAL RESTAURANT ENTER-
           PRISES, INC. (Filed as exhibit 2.30 to AmeriKing's
           Current Report on Form 8-K filed on July 14, 1997
           and incorporated herein by reference)...............         *
 2.31      REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
           among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "GENERAL PART-
           NERS"), AND CASTLE PROPERTIES, LLC. (Filed as ex-
           hibit 2.31 to AmeriKing's Current Report on Form 8-K
           filed on July 14, 1997 and incorporated herein by
           reference)..........................................         *
 2.32      AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREE-
           MENT dated April 8, 1997 among W&W INVESTMENTS LIM-
           ITED PARTNERSHIP, THOMAS FICKLING AND WILLIAM PREN-
           TICE (the "PARTNERS") AND CASTLE PROPERTIES, LLC.
           (Filed as exhibit 2.32 to AmeriKing's Current Report
           on Form 8-K filed on July 14, 1997 and incorporated
           herein by reference)................................         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 2.33      AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREE-
           MENT dated June 16, 1997 among W&W INVESTMENT LIM-
           ITED PARTNERSHIP, THOMAS FICKLING AND WILLIAM PREN-
           TICE (the "GENERAL PARTNERS"), CASTLE PROPERTIES,
           LLC AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed
           as exhibit 2.33 to AmeriKing's Current Report on
           Form 8-K filed on July 14, 1997 and incorporated
           herein by reference)................................         *
 2.34      STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among
           THE SHAREHOLDERS OF B&J RESTAURANTS, INC., and NA-
           TIONAL RESTAURANT ENTERPRISES, INC. (Filed as ex-
           hibit 2.34 to AmeriKing's Form 10-Q for the quarter
           ended June 30, 1997)................................         *
 3.1       AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
           AMERIKING (Filed as exhibit 3.1 to AmeriKing's Reg-
           istration Statement (No. 333-04261) and incorporated
           herein by reference)................................         *
 3.2       AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
           exhibit 3.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 4.1       STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE STOCKHOLDERS APPEARING
           ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.1
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 4.2       CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREE-
           MENT, DATED NOVEMBER 30, 1994, BY AND AMONG
           AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIG-
           NATURE PAGES THERETO (Filed as exhibit 4.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 4.3       CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREE-
           MENT, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
           AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE
           PAGES THERETO (Filed as exhibit 4.3 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)..........................         *
 4.4       AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND
           AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON
           THE SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to
           AmeriKing's Form 10-K for the year ended December
           30, 1996 and incorporated herein by reference)......         *
 4.5       MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER
           1, 1994, BY AND AMONG AMERIKING, TABOR RESTAURANT
           ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO RES-
           TAURANTS, INC., JB RESTAURANTS, INC., CASTLEKING,
           INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER,
           INC., LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT,
           JOEL AASEBY, DONALD STAHURSKI AND SCOTT VASATKA
           (Filed as exhibit 4.5 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.6       STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BE-
           TWEEN AMERIKING AND SCOTT VASATKA (Filed as exhibit
           4.6 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 4.7       STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN AMERIKING AND DONALD STAHURSKI (Filed as
           exhibit 4.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.8       WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON
           (Filed as exhibit 4.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.9       COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS
           INC. (Filed as exhibit 4.9 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................         *
 4.10      FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED NOVEMBER 30, 1994 (Filed as exhibit 4.10 to
           AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.11      SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
           AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.12      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO MCIT PLC IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $11,000,000 (Filed as exhibit
           4.12 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.13      AMENDED AND RESTATED DEFERRED LIMITED INTEREST
           GUARANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES
           TO MCIT PLC (Filed as exhibit 4.13 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................         *
 4.14      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO ENTERPRISES, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $1,224,000 (Filed as
           exhibit 4.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.15      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO RESTAURANTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $112,000 (Filed as
           exhibit 4.15 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.16      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JB RESTAURANTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $2,019,000 (Filed as
           exhibit 4.16 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.17      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 4.18      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO WHITE-OSBORN RESTAURANTS, INC. IN
           THE AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as
           exhibit 4.18 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 4.19      SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.19 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference)................................         *
 4.20      COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.20 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference)................................         *
 4.21      JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994,
           FROM AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN
           THE AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as
           exhibit 4.21 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 4.22      SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995,
           FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
           exhibit 4.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 4.23      AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21,
           1996, FROM AMERIKING TENNESSEE CORPORATION I TO BKC
           IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067
           (Filed as exhibit 4.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.24      GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE
           JARO AND WILLIAM OSBORN TO BKC (Filed as exhibit
           4.24 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 4.25      RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAW-
           RENCE JARO AND WILLIAM OSBORN TO BKC (Filed as ex-
           hibit 4.25 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 4.26      PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM
           AMERIKING COLORADO CORPORATION I TO FRANCHISE AC-
           CEPTANCE CORPORATION LIMITED IN THE AGGREGATE PRIN-
           CIPAL AMOUNT OF $1,865,000 (Filed as exhibit 4.26 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 4.27      AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14,
           1995, FROM AMERIKING COLORADO CORPORATION I TO FRAN-
           CHISE ACCEPTANCE CORPORATION LIMITED (Filed as ex-
           hibit 4.27 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 4.28      COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7,
           1996, FROM AMERIKING TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.28 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 4.29      SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996,
           FROM ENTERPRISES TO PMI MEZZANINE FUND, L.P IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $15,000,000. (Filed as
           exhibit 4.29 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)...............................................         *
 4.30      SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
           AMERIKING VIRGINIA CORPORATION I AND AMERIKING CIN-
           CINNATI CORPORATION I TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.30 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
 4.31      SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITU-
           TIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NA-
           TIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit
           4.31 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 4.32      SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NA-
           TIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON, AS AGENT (Filed as exhibit 4.32 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.33      SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NA-
           TIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON, AS (Filed as exhibit 4.33 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.34      LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM
           AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON, THE
           OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
           THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 4.34 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.35      GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIR-
           GINIA CORPORATION I AND AMERIKING CINCINNATI CORPORA-
           TION I TO THE FIRST NATIONAL BANK OF BOSTON, THE
           OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
           THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 4.35 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.36      UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA AC-
           QUISITION CORPORATION (Filed as exhibit 4.36 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.37      FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WAR-
           RANT FROM AMERIKING TO PMI MEZZANINE FUND, L.P.......         *
 4.38      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)...........................         *
 4.39      FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38)......         *
 4.40      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO EXCHANGE DEBENTURES (Filed as exhibit 4.40 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.41      INTENTIONALLY OMITTED................................         *
 4.42      FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT
           4.40)................................................         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
  4.43     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
           CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL
           AMOUNT OF $6,100,000 (Filed as exhibit 4.43 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
  4.44     CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR
           PREFERRED STOCK (Filed as exhibit 4.44 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
  4.45     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
           CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL
           AMOUNT OF $900,000 (Filed as exhibit 4.45 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
  4.46     AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND
           AMONG AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI
           (Filed as exhibit 4.46 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)................................         *
  4.47     AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT
           (Filed as exhibit 4.47 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)................................         *
  9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG LAWRENCE JARO, TABOR RESTAURANT
           ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO
           RESTAURANTS, INC. AND JB RESTAURANTS, INC. (Filed as
           exhibit 9.1 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
  9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG WILLIAM OSBORN, CASTLEKING, INC.,
           OSBURGER, INC. AND WHITE-OSBORN, INC. (Filed as
           exhibit 9.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 10.1      SECOND AMENDED AND RESTATED REVOLVING CREDIT AND
           TERM LOAN AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL
           BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON, AS AGENT (Filed as exhibit 10.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 10.2      SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
           AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 10.3      AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7,
           1996, BY AND AMONG ENTERPRISES AND THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 10.3 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
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

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 10.15     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
           BETWEEN ENTERPRISES AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.15 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 10.16     NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
           FUND, L.P. (Filed as exhibit 10.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................         *
 10.17     FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT,
           BY AND AMONG AMERIKING, ENTERPRISES AND PMI
           MEZZANINE FUND, L.P.................................         *
 10.18     SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES, AMERIKING VIRGINIA
           CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I, AMERIKING
           COLORADO CORPORATION I, LAWRENCE JARO, WILLIAM
           OSBORN, GARY HUBERT AND BKC (Filed as exhibit 10.18
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 10.19     SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING VIRGINIA CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I AND FFCA
           ACQUISITION CORPORATION (Filed as exhibit 10.19 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 10.20     LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG
           AMERIKING VIRGINIA CORPORATION I, AMERIKING
           TENNESSEE CORPORATION I AND FFCA ACQUISITION
           CORPORATION (Filed as exhibit 10.20 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................         *
 10.21     FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND
           FRANCHISEE (Filed as exhibit 10.21 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................         *
 10.22     SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as
           exhibit 10.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 10.23     FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE
           (Filed as exhibit 10.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 10.24     SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as
           exhibit 10.24 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 10.25     FORM OF GUARANTEE, INDEMNIFICATION AND
           ACKNOWLEDGEMENT OF BKC FRANCHISE AGREEMENT (Filed as
           exhibit 10.25 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 10.26     FORM OF GUARANTEE, INDEMNIFICATION AND
           ACKNOWLEDGMENT OF BKC LEASE AGREEMENT (Filed as
           exhibit 10.26 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, ENTERPRISES AND BKC
           (Filed as exhibit 10.27 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................        *
 10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21,
           1995, BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
           CORPORATION I AND BKC (Filed as exhibit 10.28 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
           ENTERPRISES AND BKC (Filed as exhibit 10.29 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7,
           1996, BETWEEN AMERIKING VIRGINIA CORPORATION I AND
           JOSEPH J. NAPARLO (Filed as exhibit 10.30 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
           AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................        *
 10.32     INTENTIONALLY OMITTED................................        *
 10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
           SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.33 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................        *
 10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................        *
 10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN LAWRENCE JARO AND
           ENTERPRISES (Filed as exhibit 10.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
 10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND
           ENTERPRISES (Filed as exhibit 10.36 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
 10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN GARY HUBERT AND
           ENTERPRISES (Filed as exhibit 10.37 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *
 10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND
           ENTERPRISES (Filed as exhibit 10.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................        *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN SCOTT VASATKA AND
           ENTERPRISES (Filed as exhibit 10.39 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................         *
 10.40     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY
           1, 1997, BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL
           RESTAURANT ENTERPRISES, INC.........................
 10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG
           AMERIKING AND EACH OF THE SIGNATORIES TO THIS
           REGISTRATION STATEMENT (Filed as exhibit 10.41 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 10.42     INTENTIONALLY OMITTED...............................
 10.43     INTENTIONALLY OMITTED...............................
 10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS
           HEADQUARTERS (Filed as exhibit 10.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................         *
 10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29,
           1995, BETWEEN AMERIKING COLORADO CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.45 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996,
           BETWEEN AMERIKING TENNESSEE CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.46 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)..........................................         *
 10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC,
           AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE OF THE
           HOLDERS OF SENIOR NOTES UNDER THE INDENTURE
           (ATTACHED TO EXHIBIT 4.38)..........................         *
 10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT
           BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as
           exhibit 10.48 to AmeriKing's Form10-K for the year
           ended December 30, 1996 and incorporated herein by
           reference)..........................................         *
 10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
           STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
           THERETO (Filed as exhibit 10.49 to AmeriKing's Form
           10-K for the year ended December 30, 1996 and
           incorporated herein by reference)...................         *
 10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE
           COMPANY (Filed as exhibit 10.50 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)...................         *
 10.51     AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING
           CREDIT AND LOAN AGREEMENT, DATED MAY 14, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL
           BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE I THERETO AND THE FIRST NATIONAL
           BANK OF BOSTON, AS AGENT (Filed as exhibit 10.51 to
           AmeriKing's Form 10-K for the year ended December
           30, 1996 and incorporated herein by reference)......         *

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                        DESCRIPTION                           PAGE
  -------                       -----------                       ------------
 10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL
           BANK OF BOSTON AND THE OTHER LENDING INSTITUTIONS,
           LISTED THERETO AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.52 to
           AmeriKing's Form 10-K for the year ended December
           30, 1996 and incorporated herein by reference)......         *
 10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC,
           AMERIKING ENTERPRISES, AMERIKING COLORADO
           CORPORATION I, AMERIKING ILLINOIS CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I, AMERIKING
           VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 10.53 to AmeriKing's
           Form 10-K for the year ended December 30, 1996 and
           incorporated herein by reference)...................         *
 10.54     THIRD AMENDED AND RESTATED REVOLVING CREDIT
           AGREEMENT dated as of June 17, 1997 among NATIONAL
           RESTAURANT ENTERPRISES, INC., AMERIKING INC. and
           BANKBOSTON, N.A.....................................         *
 11++++    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE.....
 12++++    STATEMENTS RE: COMPUTATION OF RATIOS................
 21        SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 23.1      CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit
           23.1 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 23.2      CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 24        POWER OF ATTORNEY...................................
 25        T-1 FOR EXCHANGE DEBENTURE INDENTURE................         *
 26        T-1 FOR SENIOR NOTE INDENTURE.......................         *
 27++++    FINANCIAL DATA SCHEDULE.............................

--------
*   Previously filed.
++ The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.