Form 10-Q
period 1998-03-30
AMERIKING INC
filed 1998-05-11
CIK 1014599

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from _____________________ to _____________________

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

                                     60154
                                   (Zip code)

        Registrant's telephone number, including area code 708-947-2150

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X       No
                                                 -----        -----

  The number of shares outstanding of each of the registrant's classes of common stock as of March 30, 1998 was 902,992 of common stock, $.01 par value per Share (the ''Common Stock'').

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I
  Item 1.
                 Financial Statements......................................................      2
  Item 2.
                 Management's Discussion and Analysis of Financial Condition and Results of
                 Operations................................................................      9
PART II
  Item 6.
                 Exhibits, and Reports on Form 8-K.........................................     14

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

Recent Developments

     On April 30, 1998, the Company acquired three Burger King restaurants in the Cincinnati area which was funded with cash on hand. This acquisition was accounted for under the purchase method of accounting.

Item 1. Financial Statements and Supplementary Data

Index To The Consolidated Financial Statements Of AmeriKing, Inc. And Subsidiary

                                                                                               Page
                                                                                               ----
Consolidated Balance Sheets as of March 30, 1998 and December 29, 1997.......................... 3

Consolidated Statements of Operations for the quarters ended March 30, 1998 and March 31, 1997.. 4

Consolidated Statements of Stockholders' Equity (Deficit) for the quarters December 30, 1997 to
 March 30, 1998 and December 31, 1996 to March 31, 1997......................................... 5

Consolidated Statements of Cash Flows for the quarters December 30, 1997 to March 30, 1998 and
 December 31, 1996 to March 31, 1997............................................................ 6

Notes to Consolidated Financial Statements ..................................................... 7

                        AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                     March 30, 1998 and December 29, 1997

                                                         March 30,    December 29,
                                                           1998           1997
                                                       ------------   ------------
                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ......................   $ 11,584,000   $  7,532,000
    Accounts receivable ............................      1,662,000      1,723,000
    Inventories ....................................      2,237,000      2,470,000
    Prepaid expenses ...............................      1,193,000      1,592,000
    Current portion of deferred income taxes .......         30,000         30,000
                                                       ------------   ------------
        Total current assets .......................     16,706,000     13,347,000
PROPERTY AND EQUIPMENT .............................     53,753,000     52,924,000
GOODWILL ...........................................    131,755,000    131,135,000
DEFERRED INCOME TAXES ..............................      3,434,000      3,434,000
OTHER ASSETS:
    Deferred financing costs .......................      6,481,000      6,680,000
    Deferred organization costs ....................         80,000         95,000
    Franchise agreements ...........................      5,475,000      5,472,000
                                                       ------------   ------------
        Total other assets .........................     12,036,000     12,247,000
                                                       ------------   ------------
TOTAL ..............................................   $217,684,000   $213,087,000
                                                       ============   ============

        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable and other accrued expenses ....   $ 14,309,000   $ 12,738,000
    Accrued payroll ................................      3,512,000      4,348,000
    Accrued sales tax payable ......................      1,449,000      1,306,000
    Accrued interest payable .......................      4,440,000      1,649,000
    Current portion of long-term debt ..............        591,000        577,000
    Current portion of capital leases ..............         30,000         74,000
                                                       ------------   ------------
        Total current liabilities ..................     24,331,000     20,692,000
LONG-TERM DEBT--Less current portion ...............    164,144,000    162,798,000
OTHER LONG-TERM LIABILITIES ........................        969,000      1,023,000
                                                       ------------   ------------
        Total liabilities ..........................    189,444,000    184,513,000
COMMITMENTS AND CONTINGENCIES ......................
SENIOR PREFERRED STOCK .............................     35,546,000     34,415,000
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock ................................             75             75
    Common stock ...................................          9,030          9,030
    Additional paid-in capital .....................      1,876,895      3,037,895
    Retained earnings (deficit) ....................     (9,192,000)    (8,888,000)
                                                       ------------   ------------
        Total stockholders' equity (deficit) .......     (7,306,000)    (5,841,000)
TOTAL ..............................................   $217,684,000   $213,087,000
                                                       ============   ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Quarters Ended March 30, 1998 and March 31, 1997

                                                            December 30,           December 31,
                                                              1997 to                1996 to
                                                             March 30,      % of    March 31,      % of
                                                                1998       Sales       1997       Sales
                                                            ------------   -----   ------------   -----
SALES
    Restaurant food sales ...............................    $69,013,000    97.0%   $48,192,000    97.6%
    Non-food sales ......................................      2,115,000     3.0      1,201,000     2.4
                                                             -----------   -----    -----------   -----
        Total sales .....................................     71,128,000   100.0     49,393,000   100.0
RESTAURANT OPERATING EXPENSES:
    Cost of food sales ..................................     20,666,000    29.1     14,592,000    29.6
    Cost of non-food sales ..............................      1,903,000     2.7      1,139,000     2.3
    Restaurant labor and related costs ..................     18,554,000    26.1     12,943,000    26.2
    Occupancy ...........................................      7,477,000    10.5      5,538,000    11.2
    Depreciation and amortization of goodwill and
      Franchise agreements ..............................      2,776,000     3.9      1,992,000     4.0
    Advertising .........................................      3,656,000     5.1      2,576,000     5.2
    Royalties ...........................................      2,415,000     3.4      1,689,000     3.4
    Other restaurant operating expenses .................      6,215,000     8.7      4,522,000     9.2
                                                             -----------   -----    -----------   -----
        Total restaurant operating expenses .............     63,662,000    89.5     44,991,000    91.1
GENERAL AND ADMINISTRATIVE EXPENSES .....................      3,033,000     4.3      1,973,000     4.0
OTHER OPERATING EXPENSES:
    Depreciation expense-office .........................        174,000     0.2        133,000     0.3
    Loss on disposal of fixed assets ....................         41,000     0.1         23,000
    Management and directors' fees ......................        162,000     0.2        123,000     0.2
                                                             -----------   -----    -----------   -----
        Total other operating expenses ..................        377,000     0.5        279,000     0.5
                                                             -----------   -----    -----------   -----
OPERATING INCOME ........................................      4,056,000     5.7      2,150,000     4.4
OTHER INCOME (EXPENSE):
    Interest expense ....................................     (4,008,000)   (5.6)    (2,945,000)   (6.0)
    Amortization of deferred costs ......................       (184,000)   (0.3)      (152,000)   (0.3)
    Other income (expense)--net .........................       (299,000)   (0.4)      (116,000)   (0.2)
                                                             -----------   -----    -----------   -----
        Total other expense .............................     (4,491,000)   (6.3)    (3,213,000)   (6.5)
                                                             -----------   -----    -----------   -----
LOSS BEFORE INCOME TAX BENEFIT ..........................       (435,000)   (0.6)    (1,063,000)   (2.1)
INCOME TAX BENEFIT ......................................       (131,000)   (0.2)      (425,000)   (0.8)
                                                             -----------   -----    -----------   -----
NET LOSS ................................................       (304,000)   (0.4)%     (638,000)   (1.3)%
PREFERRED STOCK DIVIDENDS (cumulative, undeclared) ......       (113,000)              (113,000)
SENIOR PREFERRED STOCK DIVIDENDS ........................     (1,131,000)              (986,000)
AMORTIZATION OF SENIOR PREFERRED STOCK ISSUANCE COSTS ...        (30,000)               (30,000)
                                                             -----------            -----------
LOSS AVAILABLE TO COMMON STOCKHOLDERS ...................    $(1,578,000)           $(1,767,000)
                                                             -----------            -----------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING--BASIC AND DILUTED ........................        902,992                893,290

DILUTIVE EFFECT OF OPTIONS AND WARRANTS                      -----------            -----------
NET LOSS PER COMMON SHARE--BASIC ........................    $     (1.75)           $     (1.98)
                                                             ===========            ===========
NET LOSS PER COMMON SHARE--DILUTED ......................    $     (1.75)           $     (1.98)
                                                             ===========            ===========

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Quarter Ended March 30, 1998 and the Fiscal Years Ended December 29, 1997 and December 30, 1996


                                                                           Additional      Retained
                                                                           ----------      --------
                                                Preferred      Common       Paid-In        Earnings
                                                ---------      ------       -------        --------
                                                  Stock        Stock        Capital        (Deficit)          Total
                                                ---------     --------      -------        ---------          -----
BALANCE--January 1, 1996......................  $      75     $     10    $ 7,599,915     $ 1,143,000     $  8,743,000
  Dividends on senior preferred stock.........                               (303,000)                        (303,000)
  Amortization of senior preferred stock
    issuance costs............................                                (10,000)                         (10,000)
  Recapitalization of common stock............                   8,923         (8,923)
  Net loss....................................                                             (7,997,000)      (7,997,000)
                                                ---------     --------    -----------     -----------     ------------
BALANCE--December 30, 1996....................         75        8,933      7,277,992      (6,854,000)         433,000
  Dividends on senior preferred stock.........                             (4,112,000)                      (4,112,000)
  Amortization of senior preferred stock
    issuance costs............................                               (129,000)                        (129,000)
  Exercise of stock options...................                      97            903                            1,000
  Net loss....................................                                             (2,034,000)      (2,034,000)
                                                ---------     --------    -----------     -----------     ------------
BALANCE--December 29, 1997....................         75        9,030      3,037,895      (8,888,000)      (5,841,000)
  Dividends on senior preferred stock.........                             (1,131,000)                      (1,131,000)
  Amortization of senior preferred stock
    issuance costs............................                                (30,000)                         (30,000)
  Net loss....................................                                               (304,000)        (304,000)
                                                ---------     --------    -----------     -----------     ------------
BALANCE--March 30, 1998.......................  $      75     $  9,030    $ 1,876,895     $(9,192,000)    $ (7,306,000)
                                                =========     ========    ===========     ===========     ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Quarters Ended March 30, 1998 and March 31, 1997

                                                                                           December 30,       December 31,
                                                                                              1997 to           1996 to
                                                                                             March 30,         March 31,
                                                                                               1998              1997
                                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)............................................................................     $  (304,000)       $  (638,000)
  Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization.......................................................       3,134,000          2,277,000
  Loss on disposal of fixed assets....................................................          41,000             23,000
  Changes in:
     Accounts receivable..............................................................          61,000            168,000
     Inventories......................................................................         233,000            222,000
     Prepaid expenses.................................................................         399,000           (322,000)
     Accounts payable, accrued expenses and other long-term liabilities...............       3,585,000         (1,387,000)
                                                                                           -----------        -----------
        Net cash flows from operating activities......................................       7,149,000            343,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of restaurant franchise agreements, equipment and goodwill.................      (1,946,000)
  Cash paid for franchise agreements..................................................        (106,000)           (41,000)
  Cash paid for property and equipment................................................      (2,391,000)        (2,014,000)
                                                                                           -----------        -----------
        Net cash flows from investing activities......................................      (4,443,000)        (2,055,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances under line of credit.......................................................       1,500,000
  Payments on long-term debt..........................................................        (110,000)          (127,000)
  Payments on capital leases..........................................................         (44,000)           (21,000)
                                                                                            -----------        -----------
        Net cash flows from financing activities......................................       1,346,000           (148,000)
                                                                                            -----------        -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS...............................................       4,052,000         (1,860,000)
CASH AND CASH EQUIVALENTS--Beginning of quarter.......................................       7,532,000          5,259,000
                                                                                           -----------        -----------
CASH AND CASH EQUIVALENTS--End of quarter.............................................     $11,584,000        $ 3,399,000
                                                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the quarter for interest...........................................     $ 1,207,000        $   215,000
                                                                                           ===========        ===========
  Cash paid during the quarter for income taxes.......................................     $    29,000        $    91,000
                                                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Senior preferred stock dividends....................................................     $ 1,131,000        $   975,000
  Amortization of senior preferred stock issuance costs...............................          30,000             30,000
                                                                                           -----------        -----------
        TOTAL.........................................................................     $ 1,161,000        $ 1,005,000
                                                                                           ===========        ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of March 30, 1998 and December 29, 1997, the results of operations for the quarters ended March 30, 1998 and March 31, 1997 and cash flows for the quarters ended March 30, 1998 and March 31, 1997. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 29, 1997 filed on March 27, 1998.

     The results of operations for the quarters ended March 30, 1998 and March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

     Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Net Loss Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the quarters ended March 30, 1998 and March 31, 1997 due to the antidilutive effect of the stock options and warrants in the respective quarters.

     Reclassifications--Certain information in the consolidated financial statements for the quarter ended March 31, 1997 have been reclassified to conform to the current reporting format.

     New Accounting Standards--In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income differs from net income by the amount of the amortization of senior preferred stock issuance costs which were $30,000 for each of the quarters ended March 30, 1998 and March 31, 1997.

In April 1998, the Accounting Standards and Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5 "Reporting on Cost of Start-up Activities" which requires companies to immediately write-off start-up costs. It is effective for fiscal years beginning after December 15, 1998. The Company previously reflected the pre-opening costs over a 12 month period beginning in the month the restaurant opened. The Company has now elected early adoption of SOP 98-5 which resulted in a charge to expense of $328,000 for pre-opening costs for the quarter ended March 30, 1998, which includes the cumulative effect of the prior periods.

2. Acquisitions

     On February 12, 1998, the Company successfully completed the acquisition of 2 restaurants in the Chicago metropolitan area from a franchisee for an aggregate purchase price of approximately $1.6 million excluding transaction fees and acquisition related expenditures. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired franchisee have been included in the consolidated statement of operations since the date of acquisition.

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

     As the Company acquires additional Burger King restaurants, it capitalizes the value of franchise agreements based on the number of years remaining under the terms of the agreement and the franchise fee in effect at the time of acquisition. Excess cost over fair value of the other net assets acquired is capitalized as goodwill and amortized to expense over a 35-year period for financial reporting purposes. The Company generally purchases assets and is able to deduct goodwill amortization expense for tax purposes over a 15-year period.

     Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has ten), as well as sales of promotional products at the Company's restaurants. Historically, merchandise sales have contributed no more than 3.0% to restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near the Company's cost.

     EBITDA represents operating income plus depreciation and amortization and other operating expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

     The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of thirteen months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

Quarter ended March 30, 1998 Compared to Quarter ended March 31, 1997

     Restaurant Sales. Total sales increased $21.7 million or 44.0% during the quarter ended March 30, 1998, to $71.1 million, from $49.4 million during the quarter ended March 31, 1997, due primarily to the inclusion of the 2 and 63 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 3 and 9 restaurants, sold 0 and 10 restaurants, and closed 2 and 4 restaurants in 1998 and 1997, respectively. Newly acquired restaurants accounted for $19.3 million of the total increase in restaurant sales, while new restaurant development accounted for $2.7 million of the increase in sales. Total sales were reduced by $3.3 million during the quarter due to the restaurants that were sold/closed in 1997. Sales at the comparable restaurants, including only those restaurants owned by the Company at March 30, 1998, increased $3.0 million or 5.1% for the quarter ended March 30, 1998.

     Restaurant Operating Expenses. Total restaurant operating expenses increased $18.7 million, or 41.5% during the quarter ended March 30, 1998, to $63.7 million from $45.0 million in the quarter ended March 31, 1997. As a percentage of sales, restaurant operating expenses decreased 1.6%, to 89.5% from 91.1% during the quarter ended March 30, 1998 and March 31, 1997, respectively.

     Cost of food sales increased $6.1 million and decreased 0.5% as a percentage of sales to 29.1% from 29.6% during the quarter ended March 30, 1998. The percentage decrease in cost of food sales was due to a menu price increase in the fourth quarter of 1997 along with higher margin promotional activity which was partially offset by the increase in food costs due to the introduction of a new french fry in December 1997.

     Cost of non-food sales increased $0.8 million, and increased 0.4% as a percentage of sales to 2.7% in the quarter ended March 30, 1998 from 2.3% during the quarter ended March 31, 1997. The percentage increase in cost of non-food sales is due to an increase in the number of convenience stores the Company operated during the first quarter of 1998.

     Restaurant labor and related expenses increased $5.6 million during the quarter ended March 30, 1998, and decreased 0.1% as a percentage of restaurant sales to 26.1% from 26.2% in quarter ended March 31, 1997. The percentage decrease in restaurant labor and related expenses was primarily due to lower salary expense against a higher same-store sales base which was partially offset by an increase in the federal minimum wage in September 1997.

     Depreciation and amortization increased $0.8 million during the quarter ended March 30, 1998, to $2.8 million from $2.0 million in the quarter ended March 31, 1997. As a percentage of sales, depreciation and amortization expense decreased 0.1% to 3.9% in the quarter ended March 30, 1998 from 4.0% in the quarter ended March 31, 1997. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

     Occupancy expense increased $1.9 million, and decreased 0.7% as a percentage of sales to 10.5% during the quarter ended March 30, 1998 from 11.2% in the quarter ended March 31, 1997. The increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed.

     Other restaurant operating expenses including advertising and royalties increased $3.5 million during the quarter ended March 30, 1998 and decreased 0.6% as a percentage of sales to 17.2% in the quarter ended March 30, 1998 from 17.8% in the quarter ended March 31, 1997. This percentage decrease is primarily due to the decrease in utilities expense due to the mild winter experienced throughout the midwest.

     General and Administrative Expenses. General and administrative expenses increased $1.0 million during the quarter ended March 30, 1998 and increased 0.3% as a percent of sales to 4.3% during the quarter ended March 30, 1998 from 4.0% during the quarter ended March 31, 1997. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

     EBITDA. As defined in Item 2, EBITDA increased $2.8 million or 63.6% to $7.2 million for the quarter ended March 30, 1998 from $4.4 million for the quarter ended March 31, 1997. As a percentage of restaurant sales, EBITDA increased 1.1%, to 10.1% for the quarter ended March 30, 1998 from 9.0% for the quarter ended March 31, 1997.

     Operating Income. Operating income increased $1.9 million or 88.7% to $4.1 million during the quarter ended March 30, 1998 from $2.2 million in the quarter ended March 31, 1997. As a percentage of sales, operating income increased 1.3%, to 5.7% from 4.4% during the quarter ended March 30, 1998 and March 31, 1997, respectively. This percentage increase is primarily a result of the decrease in restaurant operating expenses.

Liquidity and Capital Resources

     Net cash flows from operating activities increased $6.8 million during the quarter ended March 30, 1998, to $7.1 million, from $0.3 million during the quarter ended March 31, 1997. The increase is primarily due to an increase in accounts payable, accrued expenses and other long-term liabilities associated with newly acquired restaurants.

     Capital spending for the quarter ended March 30, 1998 was $4.4 million of which $2.0 million included transaction fees and related expenditures for the acquisition of 2 restaurants in Illinois. In addition, the Company developed 3 new restaurants in the quarter ended March 30, 1998.

     During the quarter ended March 30, 1998, borrowings of $1.5 million were incurred on the revolving credit facility to fund the acquisition of 2 restaurants in Illinois.

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

     The Company is structured as a holding company with no independent operations, as the Company's operations are conducted exclusively through its wholly owned subsidiaries. The Company's only significant assets are the capital stock of its subsidiaries. As a holding company, the Company's cash flow, its ability to meet its debt service requirements and its ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of its subsidiaries and their ability to declare dividends or make other intercompany transfers to the Company. Under the terms of the indenture pursuant to which the Senior Notes were offered (the ''Indenture''), the Company's subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service the Company's obligations, including its obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the ''Exchange Debentures'') the Company may exchange pursuant to the Indenture. The Indenture restricts, among other things, the Company's and its Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition,
(i) the Company's Amended and Restated Credit Agreement (as defined) with the BankBoston, N.A. and other lenders thereto contains other and more restrictive covenants and prohibits the Company's subsidiaries from declaring dividends or making other intercompany transfers to the Company in certain circumstances and
(ii) agreements reached with BKC contain restrictions with respect to dividend payments and intercompany loans.

     The Company believes that available cash on hand together with its available credit of $17.9 million under its Amended and Restated Credit Agreement, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for the remainder of fiscal 1998 and fiscal 1999. The Company expects that additional financing will be required in connection with any significant acquisitions in the future.

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

     1.   TJC Consulting Agreement

     2.   Jaro Employment Agreement

     3.   Osborn Employment Agreement

     4.   Hubert Employment Agreement

     5.   Aaseby Employment Agreement

     6.   Vasatka Employment Agreement

     7.   New Osborn Employment Agreement

     8.   Hothorn Employment Agreement




                              Reports on Form 8-K


     The Company did not file any reports on Form 8-K in the quarter ended March 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois.


                                  Ameriking, Inc.






-------------------------         ---------------------------------
Date                              Lawrence E. Jaro
                                  Managing Owner, Chairman and
                                  Chief Executive Officer




-------------------------         ----------------------------------
Date                              Joel Aaseby
                                  Chief Financial Officer and Corporate
                                  Secretary (Principal Financial and Accounting
                                  Officer)

                               INDEX TO EXHIBITS

                                                                   Sequentially
Exhibit                                                              Numbered
Number                         Descriprtion                            Page
--------                       ------------                          --------

1.1      FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING.............  *

1.2      FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING.............  *

2.1++ PURCHASE AND SALE AGREEMENT DATED SEPTEMBER 1, 1994, BETWEEN BURGER KING CORPORATION ("BKC") AND NATIONAL RESTAURANT
         ENTERPRISES, INC. ("ENTERPRISES") (Filed as exhibit 2.1 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).............................  *

2.2++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         JARO ENTERPRISES, INC. AND AMERIKING, INC. (FORMERLY KNOWN AS
         NRE HOLDINGS, INC.) ("AMERIKING") (Filed as exhibit 2.2 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).............................   *

2.3++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         JARO RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.3 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).............................   *

2.4++ PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN TABOR RESTAURANTS ASSOCIATES, INC. AND AMERIKING (Filed as
         exhibit 2.4 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference).........   *

2.5++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1, 1994, BETWEEN
         JB RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.5 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).............................   *

2.6++ PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN CASTLEKING, INC. AND AMERIKING (Filed as exhibit 2.6 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).............................   *

2.7++ PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN OSBURGER, INC. AND AMERIKING (Filed as exhibit 2.7 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).............................   *

2.8++ PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING (Filed as exhibit
         2.8 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).............................   *

2.9++    PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994, BY AND
         AMONG SHELDON T. FRIEDMAN, BNB LAND VENTURE, INC. AND
         ENTERPRISES (Filed as exhibit 2.9 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) *

2.10++ ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG DMW, INC., DANIEL L. WHITE AND AMERIKING COLORADO CORPORATION I
         (Filed as exhibit 2.10 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference).........   *

2.11++ ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG WSG, INC., DANIEL L. WHITE, SUSAN J. WAKEMAN, GEORGE ALAIZ, JR. AND AMERIKING COLORADO CORPORATION I (Filed as exhibit 2.11 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference).............................   *

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
Number                                             Description                                               Page
--------                                           -----------                                             --------
2.12++      PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG QSC,
            INC., THE SHAREHOLDERS OF QSC, INC. AND AMERIKING TENNESSEE
            CORPORATION I (Filed as exhibit 2.12 to AmeriKing's Registration Statement
            (No. 333-04261) and incorporated herein by reference).......................................       *

2.13++      PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG RO-
            LANK, INC., THE SHAREHOLDERS OF RO-LANK, INC. AND AMERIKING
            TENNESSEE CORPORATION I (Filed as exhibit 2.13 to AmeriKing's Registration
            Statement (No. 333-04261) and incorporated herein by reference)..............................       *

2.14++      PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995, BY AND
            AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING VIRGINIA
            CORPORATION I (Filed as exhibit 2.14 to AmeriKing's Registration Statement (No. 333-
            04261) and incorporated herein by reference).................................................       *

2.15++      AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED FEBRUARY
            7, 1996, BY AND AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING
            VIRGINIA CORPORATION I (Filed as exhibit 2.15 to AmeriKing's Registration Statement
            (No. 333-04261) and incorporated herein by reference)........................................       *

2.16++      ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN THIRTY-FORTY, INC. AND AMERIKING
            CINCINNATI CORPORATION I (Filed as exhibit 2.16 to AmeriKing's Registration Statement
            (No. 333-04261) and incorporated herein by reference)........................................       *

2.17++      ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN HOUSTON, INC. AND AMERIKING
            CINCINNATI CORPORATION I (Filed as exhibit 2.17 to AmeriKing's Registration Statement
            (No. 333-04261) and incorporated herein by reference)........................................       *

2.18++      ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN FIFTH & RACE, INC. AND AMERIKING
            CINCINNATI CORPORATION I (Filed as exhibit 2.18 to AmeriKing's Registration Statement
            (No. 333-04261) and incorporated herein by reference.........................................       *

2.19        ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES,
            INC. and NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.19 to AmeriKing's Form
            10-Q for the quarter ended March 31, 1997 and incorporated herein by reference...............       *

2.20        AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC., THE SHAREHOLDERS
            OF F&P ENTERPRISES, INC. and NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.20 to
            AmeriKing's Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference     *

2.21        ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. and
            NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.21 to AmeriKing's Form 10-Q for
            the quarter ended March 31, 1997 and incorporated herein by reference........................       *

2.22        ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. and
            NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.22 to AmeriKing's Form 10-Q for
            the quarter ended March 31, 1997 and incorporated herein by reference........................       *

                                                                                          Sequentially
Exhibit                                                                                     Numbered
Number                                     Description                                        Page
-------                                    -----------                                      --------
2.23      AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997
          Among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC.
          AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.23 to
          AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and
          incorporated herein by reference).................................................    *

2.24      AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC.
          AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.24 to
          AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and
          incorporated herein by reference).................................................    *

2.25      AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. AND
          NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.25 to AmeriKing's
          Current Report on Form 8-K filed on July 14, 1997 and incorporated herein
          by reference).....................................................................    *


2.26      AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. AND
          NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.26 to AmeriKing's
          Current Report on Form 8-K filed on July 14, 1997 and incorporated herein
          by reference).....................................................................    *

2.27      REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among T&B LEASING, THOMAS
          FICKLING AND WILLIAM PRENTICE (the "PARTNERS"), AND CASTLE PROPERTIES, LLC.
          (Filed as exhibit 2.27 to AmeriKing's Current Report on Form 8-K filed
          on July 14, 1997 and incorporated herein by reference)............................    *

2.28      AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated April 8,
          1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
          "PARTNERS") AND CASTLE PROPERTIES, LLC. (Filed as exhibit 2.28 to AmeriKing's
          Current Report on Form 8-K filed on July 14, 1997 and incorporated herein
          by reference).....................................................................    *

2.29      AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
          1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
          "PARTNERS"),CASTLE PROPERTIES, LLC AND NATIONAL RESTAURANT
          ENTERPRISES, INC. (Filed as exhibit 2.29 to AmeriKing's Current Report on
          Form 8-K filed on July 14, 1997 and incorporated herein by reference).............    *

2.30      AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
          1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE,
          INVESTORS TITLE EXCHANGE CORPORATION, AND NATIONAL RESTAURANT
          ENTERPRISES, INC. (Filed as exhibit 2.30 to AmeriKing's Current Report on
          Form 8-K filed on July 14, 1997 and incorporated herein by reference).............    *

2.31      REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among W&W INVESTMENTS
          LIMITED PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE (the "GENERAL PARTNERS"),
          AND CASTLE PROPERTIES, LLC. (Filed as exhibit 2.31 to AmeriKing's Current Report on
          Form 8-K filed on July 14, 1997 and incorporated herein by reference).............    *

2.32      AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated April 8,
          1997 among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS FICKLING
          AND WILLIAM PRENTICE (the "PARTNERS") AND CASTLE PROPERTIES, LLC.
          (Filed as exhibit 2.32 to AmeriKing's Current Report on Form 8-K filed on
          July 14, 1997 and incorporated herein by reference)...............................    *


                                                                                                                  Sequentially
Exhibit                                                                                                             Numbered
Number                                      Description                                                               Page
-------                                     -----------                                                           ------------
 2.33       AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16, 1997 among W&W
            INVESTMENT LIMITED PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE (the "GENERAL
            PARTNERS"), CASTLE PROPERTIES, LLC AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
            exhibit 2.33 to AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and
            incorporated herein by reference)..................................................................         *

 2.34       STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among THE SHAREHOLDERS OF B&J RESTAURANTS, INC., and
            NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.34 to AmeriKing's Form 10-Q for the
            quarter ended June 30, 1997).......................................................................         *

 3.1        AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF AMERIKING (Filed as exhibit 3.1 to
            AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)...........         *

 3.2        AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as exhibit 3.2 to  AmeriKing's Registration
            Statement (No. 333-04261) and incorporated herein by reference)...................................          *

 4.1        STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG AMERIKING AND THE STOCKHOLDERS
            APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to AmeriKing's Registration
            Statement (No. 333-04261) and incorporated herein by reference)....................................         *

 4.2        CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREEMENT, DATED NOVEMBER 30, 1994, BY AND AMONG
            AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit
            4.2 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
            reference).........................................................................................         *

 4.3        CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
            AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit
            4.3 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein
            by reference)......................................................................................         *

 4.4        AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND AMONG AMERIKING AND THE STOCKHOLDERS
            APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to AmeriKing's Form 10-K
            for the year ended December 30, 1996 and incorporated herein by reference).........................         *

 4.5        MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG AMERIKING, TABOR
            RESTAURANT ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO RESTAURANTS, INC., JB RESTAURANTS,
            INC., CASTLEKING, INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC., LAWRENCE JARO, WILLIAM
            OSBORN, GARY HUBERT, JOEL AASEBY, DONALD STAHURSKI AND SCOTT VASATKA (Filed as exhibit 4.5 to
            AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)...........         *

 4.6        STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING AND SCOTT VASATKA (Filed as
            exhibit 4.6 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
            reference).........................................................................................         *

 4.7        STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING AND DONALD STAHURSKI (Filed
            as exhibit 4.7 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
            reference).........................................................................................         *


                                                                                                        Sequentially
Exhibit                                                                                                   Numbered
Number                                    Description                                                       Page
-------                                   -----------                                                   -------------
 4.8      WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING AND THE FIRST
          NATIONAL BANK OF BOSTON (Filed as exhibit 4.8 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference)..........................           *

 4.9      COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING AND
          BANCBOSTON INVESTMENTS INC. (Filed as exhibit 4.9 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference)..........................           *

 4.10     FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30, 1994 (Filed
          as exhibit 4.10 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................................................           *

 4.11     SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7, 1996 (Filed as
          exhibit 4.11 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................................................           *

 4.12     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO MCIT PLC IN
          THE AGGREGATE PRINCIPAL AMOUNT OF$11,000,000 (Filed as exhibit 4.12 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference).............           *

 4.13     AMENDED AND RESTATED DEFERRED LIMITED INTEREST GUARANTY, DATED FEBRUARY 7, 1996, FROM
          ENTERPRISES TO MCIT PLC (Filed as exhibit 4.13 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference)....................................           *

 4.14     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO JARO ENTERPRISES,
          INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $1,224,000 (Filed as exhibit 4.14 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference)...............................................................................           *

 4.15     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO JARO RESTAURANTS,
          INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $112,000 (Filed as exhibit 4.15 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference)...............................................................................           *

 4.16     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO JB RESTAURANTS,
          INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $2,019,000 (Filed as exhibit 4.16 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference)...............................................................................           *

 4.17     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO CASTLEKING, INC.
          IN THE AGGREGATE PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference).............           *

 4.18     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO WHITE-OSBORN
          RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as exhibit 4.18 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference)...............................................................................           *

 4.19     SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30, 1994, BETWEEN AMERIKING AND BANCBOSTON
          INVESTMENTS, INC. (Filed as exhibit 4.19 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........................................           *

 4.20     COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30, 1994, BETWEEN AMERIKING AND BANCBOSTON
          INVESTMENTS, INC. (Filed as exhibit 4.20 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........................................           *


                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                                    Description                                                     Page
-------                                   -----------                                                 -------------
 4.21     JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994, FROM AMERIKING TO BANCBOSTON
          INVESTMENTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as
          exhibit 4.21 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................................................         *

 4.22     SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995, FROM AMERIKING TENNESSEE
          CORPORATION I TO BKC IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
          exhibit 4.22 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................................................         *

 4.23     AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21, 1996, FROM AMERIKING TENNESSEE
          CORPORATION I TO BKC IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067 (Filed as
          exhibit 4.23 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................................................         *

 4.24     GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO AND WILLIAM OSBORN TO BKC
          (Filed as exhibit 4.24 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................................................         *

 4.25     RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE JARO AND WILLIAM OSBORN TO BKC
          (Filed as exhibit 4.25 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................................................         *

 4.26     PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM AMERIKING COLORADO CORPORATION I TO
          FRANCHISE ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF
          $1,865,000 (Filed as exhibit 4.26 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)....................................................         *

 4.27     AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14, 1995, FROM AMERIKING COLORADO
          CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 4.27 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference)...............................................................................         *

 4.28     COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7, 1996, FROM AMERIKING TO PMI MEZZANINE
          FUND, L.P. (Filed as exhibit 4.28 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)....................................................         *

 4.29     SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO PMI MEZZANINE
          FUND, L.P IN THE AGGREGATE PRINCIPAL AMOUNT OF $15,000,000. (Filed as exhibit 4.29 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference)...............................................................................         *

 4.30     SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIRGINIA CORPORATION I
          AND AMERIKING CINCINNATI CORPORATION I TO PMI MEZZANINE FUND, L.P. (Filed as exhibit
          4.30 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference)...............................................................................         *

 4.31     SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE, DATED FEBRUARY 7, 1996, FROM
          ENTERPRISES TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
          LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed
          as exhibit 4.31 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................................................         *

                                                                                                                  Sequentially
Exhibit                                                                                                             Numbered
Number                                            Description                                                          Page
-------                                           -----------                                                     ------------
4.32      SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE
          FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO,
          AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 4.32 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference)........................          *

4.33      SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE
          FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO,
          AND THE FIRST NATIONAL BANK OF BOSTON, AS (Filed as exhibit 4.33 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference).....................................          *

4.34      LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON,
          THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
          BOSTON, AS AGENT (Filed as exhibit 4.34 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)...............................................................          *

4.35      GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
          CORPORATION I TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 4.35 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)............          *

4.36      UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO
          FFCA ACQUISITION CORPORATION (Filed as exhibit 4.36 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference)...............................................          *

4.37      FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WARRANT FROM AMERIKING TO PMI MEZZANINE
          FUND, L.P...........................................................................................          *

4.38      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO SENIOR NOTES (Filed as exhibit 4.38 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)............          *

4.39      FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38).....................................................          *

4.40      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO EXCHANGE DEBENTURES (Filed as exhibit
          4.40 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....          *

4.41      INTENTIONALLY OMITTED...............................................................................          *

4.42      FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT 4.40)..............................................          *

4.43      PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING TENNESSEE CORPORATION I TO FRANCHISE
          ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,100,000 (Filed as
          exhibit 4.43 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein
          by reference).......................................................................................          *

4.44      CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR PREFERRED STOCK (Filed as exhibit 4.44 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)............          *

4.45      PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING TENNESSEE CORPORATION I TO FRANCHISE
          ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF $900,000 (Filed as exhibit
          4.45 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....          *

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                      Description                                         Page
-------                                     -----------                                     ------------
 4.46     AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND AMONG AMERIKING, SCOTT
          VASATKA AND DONALD STAHURSKI (Filed as exhibit 4.46 to AmeriKing's Form 10-K
          for the year ended December 30, 1996 and incorporated herein by reference) ....         *

 4.47     AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT (Filed as exhibit 4.47 to
          AmeriKing's Form 10-K for the year ended December 30, 1996 and incorporated
          herein by reference) ..........................................................         *

 9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG LAWRENCE JARO,
          TABOR RESTAURANT ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO RESTAURANTS,
          INC. AND JB RESTAURANTS, INC. (Filed as exhibit 9.1 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference) ..         *

 9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG WILLIAM OSBORN,
          CASTLEKING, INC., OSBURGER, INC. AND WHITE-OSBORN, INC. (Filed as exhibit 9.2 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein
          by reference) .................................................................         *

10.1      SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT, DATED
          FEBRUARY 7, 1996, BY AND AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
          OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
          FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 10.1 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference) ..         *

10.2      SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG ENTERPRISES AND THE
          FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
          exhibit 10.2 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) .............................................         *

10.3      AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          ENTERPRISES AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING
          INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
          BOSTON, AS AGENT (Filed as exhibit 10.3 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) .........................         *

10.4      STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG AMERIKING AND
          THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
          exhibit 10.4 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) .............................................         *

10.5      AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
          LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON AS AGENT
          (Filed as exhibit 10.5 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference) .........................................         *

10.6      SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING VIRGINIA
          CORPORATION I, AMERIKING CINCINNATI CORPORATION I AND THE FIRST NATIONAL BANK
          OF BOSTON (Filed as exhibit 10.6 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) .........................         *

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                      Description                                         Page
-------                                     -----------                                     ------------
10.7      STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG ENTERPRISES,
          AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI CORPORATION I AND THE
          FIRST NATIONAL BANK OF BOSTON (Filed as exhibit 10.7 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference) ..         *

10.8      AMENDED AND RESTATED PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
          AMERIKING AND MCIT PLC (Filed as exhibit 10.8 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference) ...............         *

10.9      PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING AND MCIT PLC
          (Filed as exhibit 10.9 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference) .........................................         *

10.10     SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG BKC, MCIT PLC
          AND AMERIKING (Filed as exhibit 10.10 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) .........................         *

10.11     AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE AGREEMENT, DATED FEBRUARY
          7, 1996, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit
          10.11 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference) ..........................................................         *

10.12     INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG BKC, AMERIKING
          VIRGINIA CORPORATION I, AMERIKING CINCINNATI CORPORATION I, LAWRENCE JARO,
          WILLIAM OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING AND THE FIRST NATIONAL
          BANK OF BOSTON (Filed as exhibit 10.12 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) .........................         *

10.13     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN ENTERPRISES AND BKC
          (Filed as exhibit 10.13 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference) .........................................         *

10.14     RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21, 1996, BETWEEN
          ENTERPRISES AND BKC (Filed as exhibit 10.14 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference) ...............         *

10.15     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN ENTERPRISES AND THE
          FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
          exhibit 10.15 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) .............................................         *

10.16     NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING,
          ENTERPRISES AND PMI MEZZANINE FUND, L.P. (Filed as exhibit 10.16 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference) ....................................................................         *

10.17     FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT, BY AND AMONG AMERIKING,
          ENTERPRISES AND PMI MEZZANINE FUND, L.P. ......................................         *

10.18     SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING,
          ENTERPRISES, AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI
          CORPORATION I, AMERIKING TENNESSEE CORPORATION I, AMERIKING COLORADO
          CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT AND BKC (Filed as
          exhibit 10.18 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) .............................................         *

                                                                                                             Sequentially
Exhibit                                                                                                        Numbered
Number                                     Description                                                           Page
------                                     -----------                                                           ----
10.19     SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING VIRGINIA
          CORPORATION I, AMERIKING TENNESSEE CORPORATION I AND FFCA ACQUISITION CORPORATION
          (Filed as exhibit 10.19 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)............................................................           *

10.20     LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
          TENNESSEE CORPORATION I AND FFCA ACQUISITION CORPORATION (Filed as exhibit 10.20 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).....           *

10.21     FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHISEE (Filed as exhibit 10.21 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).....           *

10.22     SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as exhibit 10.22 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference).................           *

10.23     FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed as exhibit 10.23 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference).................           *

10.24     SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as exhibit 10.24 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference)..............................           *

10.25     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGEMENT OF BKC FRANCHISE AGREEMENT
          (Filed as exhibit 10.25 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)............................................................           *

10.26     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT OF BKC LEASE AGREEMENT (Filed as
          exhibit 10.26 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein
          by reference)................................................................................           *

10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG AMERIKING, ENTERPRISES
          AND BKC (Filed as exhibit 10.27 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)............................................................           *

10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG ENTERPRISES, AMERIKING
          TENNESSEE CORPORATION I AND BKC (Filed as exhibit 10.28 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference)..............................           *

10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND BKC (Filed as exhibit
          10.29 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference)...................................................................................           *

10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING VIRGINIA
          CORPORATION I AND JOSEPH J. NAPARLO (Filed as exhibit 10.30 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference)..............................           *

10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG TJC MANAGEMENT
          CORPORATION, AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference)..............................           *

10.32     INTENTIONALLY OMITTED........................................................................           *

                                                                                                             Sequentially
Exhibit                                                                                                        Numbered
Number                                     Description                                                           Page
------                                     -----------                                                           ----
10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1, 1994 BETWEEN ENTERPRISES
          AND AMERIKING (Filed as exhibit 10.33 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)...........................................................        *

10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND
          AMERIKING (Filed as exhibit 10.34 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)...............................................................        *

10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN LAWRENCE JARO AND
          ENTERPRISES (Filed as exhibit 10.35 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)...............................................................        *

10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND
          ENTERPRISES (Filed as exhibit 10.36 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)...............................................................        *

10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN GARY HUBERT AND
          ENTERPRISES (Filed as exhibit 10.37 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)...............................................................        *

10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND
          ENTERPRISES (Filed as exhibit 10.38 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)...............................................................        *

10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN SCOTT VASATKA AND
          ENTERPRISES (Filed as exhibit 10.39 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)...............................................................        *

10.40     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1, 1997, BETWEEN AUGUSTUS F. HOTHORN AND
          NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 10.40 to AmeriKing's Form 10-Q for the
          three quarters ended September 29, 1997 and incorporated herein by reference)...................        *

10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG AMERIKING AND EACH OF THE SIGNATORIES TO THIS
          REGISTRATION STATEMENT (Filed as exhibit 10.41 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference)...........................................        *

10.42     INTENTIONALLY OMITTED...........................................................................

10.43     INTENTIONALLY OMITTED...........................................................................

10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS HEADQUARTERS (Filed as exhibit 10.44 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)........        *

10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995, BETWEEN AMERIKING COLORADO CORPORATION I
          AND FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 10.45 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference)....................        *

10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996, BETWEEN AMERIKING TENNESSEE CORPORATION I AND
          FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 10.46 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference).................................        *

10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC, AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE
          OF THE HOLDERS OF SENIOR NOTES UNDER THE INDENTURE (ATTACHED TO EXHIBIT 4.38)...................        *

                                                                                                             Sequentially
Exhibit                                                                                                        Numbered
Number                                     Description                                                           Page
------                                     -----------                                                           ----
10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT BETWEEN WILLIAM OSBORN AND ENTERPRISES
          (Filed as exhibit 10.48 to AmeriKing's Form 10-K for the year ended December 30, 1996 and
          incorporated herein by reference)..............................................................         *

10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE
          PAGES THERETO (Filed as exhibit 10.49 to AmeriKing's Form 10-K for the year ended December 30,
          1996 and incorporated herein by reference).....................................................         *

10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE COMPANY (Filed as exhibit 10.50 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference)...................         *

10.51     AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING CREDIT AND LOAN AGREEMENT, DATED MAY 14,
          1996, BY AND AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
          LENDING INSTITUTIONS LISTED ON SCHEDULE I THERETO AND THE FIRST NATIONAL BANK OF BOSTON, AS
          AGENT (Filed as exhibit 10.51 to AmeriKing's Form 10-K for the year ended December 30, 1996
          and incorporated herein by reference)..........................................................         *

10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND AMONG AMERIKING, ENTERPRISES, THE FIRST
          NATIONAL BANK OF BOSTON AND THE OTHER LENDING INSTITUTIONS, LISTED THERETO AND THE FIRST
          NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 10.52 to AmeriKing's Form 10-K for the
          year ended December 30, 1996 and incorporated herein by reference).............................         *

10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC, AMERIKING ENTERPRISES, AMERIKING COLORADO
          CORPORATION I, AMERIKING ILLINOIS CORPORATION I, AMERIKING TENNESSEE CORPORATION I, AMERIKING
          VIRGINIA CORPORATION I AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit 10.53 to
          AmeriKing's Form 10-K for the year ended December 30, 1996 and incorporated herein by
          reference).....................................................................................         *

10.54     THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of June 17, 1997 among NATIONAL
          RESTAURANT ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON, N.A...............................         *

11++++    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE................................................

12++++    STATEMENTS RE: COMPUTATION OF RATIOS...........................................................

21        SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference)..........................................         *

23.1      CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit 23.1 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference)..........................................         *

23.2      CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference)..........................................         *

                                                                                                             Sequentially
Exhibit                                                                                                        Numbered
Number                                     Description                                                           Page
------                                     -----------                                                           ----
24        POWER OF ATTORNEY...........................................................................

25        T-1 FOR EXCHANGE DEBENTURE INDENTURE........................................................            *

26        T-1 FOR SENIOR NOTE INDENTURE...............................................................            *

27++++    FINANCIAL DATA SCHEDULE.....................................................................

   *Previously filed.
  ++The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.