Form 10-Q
period 1998-06-29
AMERIKING INC
filed 1998-08-06
CIK 1014599

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -------

                                   FORM 10-Q

(Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1998

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

  The number of shares outstanding of each of the registrant's classes of common stock as of June 29, 1998 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

                               TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I
  Item 1.   Financial Statements..........................................................      2

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................      9

PART II
  Item 6.   Exhibits, and Reports on Form 8-K.............................................     14

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

Recent Developments

     Subsequent to the end of the second quarter the Company entered into a separate contracts to purchase a total of nine restaurants in existing markets from franchisees for approximately $9.3 million. The closing of this purchase is expected to occur by the end of the third quarter of 1998.

Item 1. Financial Statements and Supplementary Data

Index To The Consolidated Financial Statements Of AmeriKing, Inc. And Subsidiary

                                                                                                             Page
                                                                                                             ----
Consolidated Balance Sheets as of June 29, 1998 and December 29, 1997......................................     3

Consolidated Statements of Operations for the quarters ended June 29, 1998 and June 30, 1997...............     4

Consolidated Statements of Operations for the two quarters ended June 29, 1998 and June 30, 1997...........     5

Consolidated Statements of Stockholders' Equity (deficit) for the two quarters ended June 29, 1998 and the
  fiscal year ended December 29, 1997 and December 30, 1996................................................     6

Consolidated Statements of Cash Flows for the two quarters ended June 29, 1998 and June 30, 1997...........     7

Notes to Consolidated Financial Statements.................................................................     8

                        AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      June 29, 1998 and December 29, 1997

                                                        June 29,     December 29,
                                                          1998           1997
                                                      ------------   ------------
                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .....................   $ 12,426,000   $  7,532,000
    Accounts receivable ...........................        768,000      1,723,000
    Inventories ...................................      2,024,000      2,470,000
    Prepaid expenses ..............................      1,007,000      1,592,000
    Current portion of deferred income taxes ......         30,000         30,000
                                                      ------------   ------------
        Total current assets ......................     16,255,000     13,347,000
PROPERTY AND EQUIPMENT ............................     54,591,000     52,924,000
GOODWILL ..........................................    133,158,000    131,135,000
DEFERRED INCOME TAXES .............................      3,434,000      3,434,000
OTHER ASSETS:
    Deferred financing costs ......................      6,367,000      6,680,000
    Deferred organization costs ...................         51,000         95,000
    Franchise agreements ..........................      5,543,000      5,472,000
                                                      ------------   ------------
        Total other assets ........................     11,961,000     12,247,000
                                                      ------------   ------------
TOTAL .............................................   $219,399,000   $213,087,000
                                                      ============   ============

        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable and other accrued expenses ...   $ 15,238,000   $ 12,738,000
    Accrued payroll ...............................      5,673,000      4,348,000
    Accrued sales tax payable .....................      1,546,000      1,306,000
    Accrued interest payable ......................      1,655,000      1,649,000
    Current portion of long-term debt .............        606,000        577,000
    Current portion of capital leases .............         30,000         74,000
                                                      ------------   ------------
        Total current liabilities .................     24,748,000     20,692,000
LONG-TERM DEBT--Less current portion ..............    163,988,000    162,798,000
OTHER LONG-TERM LIABILITIES .......................        906,000      1,023,000
                                                      ------------   ------------
        Total liabilities .........................    189,642,000    184,513,000
COMMITMENTS AND CONTINGENCIES
SENIOR PREFERRED STOCK ............................     36,677,000     34,415,000
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock ...............................             75             75
    Common stock ..................................          9,030          9,030
    Additional paid-in capital ....................        715,895      3,037,895
    Retained earnings (deficit) ...................     (7,645,000)    (8,888,000)
                                                      ------------   ------------
        Total stockholders' equity (deficit) ......     (6,920,000)    (5,841,000)
TOTAL .............................................   $219,399,000   $213,087,000
                                                      ============   ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Quarters Ended June 29, 1998 and June 30, 1997


                                                                 March 30,                 April 1,
                                                                  1998 to                   1997 to
                                                                 June 29,       % of       June 30,       % of
                                                                   1998         Sales        1997         Sales
                                                                -----------     -----      -----------    -----
SALES:
  Restaurant food sales....................................     $76,568,000      97.2%     $52,442,000     96.4%
  Non-food sales...........................................       2,200,000       2.8        1,953,000      3.6
                                                                -----------      ----      -----------     ----
     Total sales...........................................      78,768,000     100.0       54,395,000    100.0
RESTAURANT OPERATING EXPENSES:
  Cost of food sales.......................................      22,783,000      28.9       15,979,000     29.4
  Cost of non-food sales...................................       1,740,000       2.2        1,831,000      3.4
  Restaurant labor and related costs.......................      20,038,000      25.4       13,375,000     24.6
  Occupancy................................................       7,918,000      10.1        5,601,000     10.3
  Depreciation and amortization of goodwill and
    Franchise agreements...................................       2,856,000       3.6        2,085,000      3.8
  Advertising..............................................       4,060,000       5.2        2,823,000      5.2
  Royalties................................................       2,680,000       3.4        1,836,000      3.4
  Other restaurant operating expenses......................       6,537,000       8.3        4,570,000      8.4
                                                                -----------      ----      -----------     ----
     Total restaurant operating expenses...................      68,612,000      87.1       48,100,000     88.5
GENERAL AND ADMINISTRATIVE EXPENSES........................       3,270,000       4.2        2,175,000      4.0
OTHER OPERATING EXPENSES:
  Depreciation expense--office.............................         206,000       0.3          144,000      0.3
  Gain on sale of restaurants..............................               0       0.0       (1,866,000)    (3.4)
  Provision for disposal of long lived assets..............               0       0.0          650,000      1.2
  Loss on disposal of equipment............................         113,000       0.1           48,000      0.1
  Management and directors' fees...........................         188,000       0.2          192,000      0.4
                                                                -----------      ----      -----------     ----
     Total other operating expenses........................         507,000       0.6         (832,000)    (1.4)
                                                                -----------      ----      -----------     ----
OPERATING INCOME...........................................       6,379,000       8.1        4,952,000      8.9
OTHER INCOME (EXPENSE):
  Interest expense.........................................      (4,023,000)     (5.1)      (2,984,000)    (5.5)
  Amortization of deferred costs...........................        (221,000)     (0.3)        (152,000)    (0.3)
  Other income (expense)--net .............................          76,000       0.1          (54,000)    (0.1)
                                                                -----------      ----      -----------     ----
     Total other expense...................................      (4,168,000)     (5.3)      (3,190,000)    (5.9)
                                                                -----------      ----      -----------     ----
INCOME  BEFORE PROVISION FOR INCOME TAXES..................       2,211,000       2.8        1,762,000      3.0
INCOME TAX EXPENSE.........................................         664,000       0.8          705,000      1.3
                                                                -----------      ----      -----------     ----
NET INCOME.................................................       1,547,000       2.0%       1,057,000      1.7%
                                                                ===========                ===========
PREFERRED STOCK DIVIDENDS (cumulative,
    undeclared)............................................        (113,000)                  (113,000)
SENIOR PREFERRED STOCK DIVIDENDS...........................      (1,131,000)                (1,017,000)
AMORTIZATION OF SENIOR PREFERRED STOCK
    ISSUANCE COSTS.........................................         (30,000)                   (30,000)
                                                                -----------                -----------
INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS.............     $   273,000                $  (103,000)
                                                                ===========                ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING--BASIC........................................         902,992                    902,992
DILUTIVE EFFECT OF WARRANTS................................          96,998                          0
                                                                -----------                -----------
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING--DILUTED...........................         999,990                    902,992
                                                                ===========                ===========
NET INCOME (LOSS) PER COMMON SHARE--BASIC..................     $      0.30                $      (.11)
                                                                ===========                ===========
NET INCOME (LOSS) PER COMMON SHARE--DILUTED................
                                                                $      0.27                $      (.11)
                                                                ===========                ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Two Quarters Ended June 29, 1998 and June 30, 1997




                                                                December 30,                  December 31,
                                                                   1997 to                       1996 to
                                                                  June 29,           % of       June 30,             % of
                                                                    1998            Sales         1997               Sales
                                                                ------------       ------     ------------          ------
SALES:
  Restaurant food sales....................................      $145,581,000        97.1%     $100,634,000           97.0%
  Non-food sales...........................................         4,315,000         2.9         3,154,000            3.0
                                                                 ------------       -----      ------------          -----
     Total sales...........................................       149,896,000       100.0       103,788,000          100.0
RESTAURANT OPERATING EXPENSES:
  Cost of food sales.......................................        43,449,000        29.0        30,571,000           29.5
  Cost of non-food sales...................................         3,643,000         2.4         2,970,000            2.9
  Restaurant labor and related costs.......................        38,592,000        25.7        26,318,000           25.4
  Occupancy................................................        15,395,000        10.3        11,139,000           10.7
  Depreciation and amortization of goodwill and
    Franchise agreements...................................         5,632,000         3.8         4,077,000            3.9
  Advertising..............................................         7,716,000         5.1         5,399,000            5.2
  Royalties................................................         5,095,000         3.4         3,525,000            3.4
  Other restaurant operating expenses......................        12,752,000         8.5         9,092,000            8.7
                                                                 ------------       -----      ------------          -----
     Total restaurant operating expenses...................       132,274,000        88.2        93,091,000           89.7
GENERAL AND ADMINISTRATIVE EXPENSES........................         6,303,000         4.2         4,148,000            4.0
OTHER OPERATING EXPENSES:
  Depreciation expense-office..............................           380,000         0.3           277,000            0.3
  Gain on sale of restaurants.............................                  0         0.0        (1,866,000)          (1.8)
  Provision for disposal of long lived assets..............                 0         0.0           650,000            0.6
  Loss on disposal of equipment............................           154,000         0.1            71,000            0.1
  Management and directors' fees...........................           350,000         0.2           315,000            0.3
                                                                 ------------       -----      ------------          -----
     Total other operating expenses........................           884,000         0.6          (553,000)          (0.5)
                                                                 ------------       -----      ------------          -----
OPERATING INCOME...........................................        10,435,000         7.0         7,102,000            6.8
OTHER INCOME (EXPENSE):
  Interest expense.........................................        (8,031,000)       (5.4)       (5,929,000)          (5.7)
  Amortization of deferred costs...........................          (405,000)       (0.3)         (304,000)          (0.3)
  Other income (expense)--net .............................          (223,000)       (0.1)         (170,000)          (0.2)
                                                                 ------------       -----      ------------          -----
     Total other expense...................................        (8,659,000)       (5.8)       (6,403,000)          (6.2)
                                                                 ------------       -----      ------------          -----
INCOME BEFORE PROVISION FOR INCOME TAXES...................         1,776,000         1.2           699,000            0.6
INCOME TAX EXPENSE.........................................           533,000         0.3           280,000            0.2
                                                                 ------------       -----      ------------          -----
NET INCOME.................................................         1,243,000         0.9%          419,000            0.4%
PREFERRED STOCK DIVIDENDS (cumulative,                           ============                  ============
  undeclared)..............................................          (225,000)                     (225,000)
SENIOR PREFERRED STOCK DIVIDENDS...........................        (2,262,000)                   (2,002,000)
AMORTIZATION OF SENIOR PREFERRED STOCK
  ISSUANCE COSTS...........................................           (60,000)                      (60,000)
                                                                 ------------                  ------------
LOSS AVAILABLE TO COMMON STOCKHOLDERS......................      $ (1,304,000)                 $ (1,868,000)
                                                                 ============                  ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING--BASIC AND DILUTED...........................           902,992                       898,141
                                                                 ============                  ============
NET INCOME (LOSS) PER COMMON SHARE--BASIC AND DILUTED.....      $      (1.44)                  $      (2.08)
                                                                 ============                  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

     For the Two Quarters Ended June 29, 1998 and the Fiscal Years Ended
                    December 29, 1997 and December 30, 1996


                                                                                 Additional        Retained
                                                      Preferred     Common         Paid-In         Earnings
                                                        Stock        Stock         Capital        (Deficit)              Total
                                                      --------     --------     ------------     -------------       -------------
BALANCE--January 1, 1996......................         $    75     $      10    $  7,599,915      $  1,143,000       $  8,743,000
  Dividends on senior preferred stock.........                                      (303,000)                            (303,000)
  Amortization of senior preferred stock
    Issuance costs............................                                       (10,000)                             (10,000)
  Recapitalization of common stock............                         8,923          (8,923)
  Net loss....................................                                                      (7,997,000)        (7,997,000)
                                                       -------     ---------    ------------      -------------      -------------
BALANCE--December 30, 1996....................              75         8,933       7,277,992        (6,854,000)           433,000
  Dividends on senior preferred stock.........                                    (4,112,000)                          (4,112,000)
  Amortization of senior preferred stock
    Issuance costs............................                                      (129,000)                            (129,000)
  Exercise of stock options...................                            97             903                                1,000
  Net loss....................................                                                      (2,034,000)        (2,034,000)
                                                       -------     ---------    ------------      -------------      -------------
BALANCE--December 29, 1997....................              75         9,030       3,037,895        (8,888,000)        (5,841,000)
  Dividends on senior preferred stock.........                                    (2,262,000)                          (2,262,000)
  Amortization of senior preferred stock
    issuance costs............................                                       (60,000)                             (60,000)
  Net income..................................                                                       1,243,000          1,243,000
                                                       -------     ---------    ------------      -------------      -------------
BALANCE--June 29, 1998........................         $    75     $   9,030    $    715,895      $ (7,645,000)      $ (6,920,000)
                                                       =======     =========    ============      =============      =============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Two Quarters Ended June 29, 1998 and June 30, 1997

                                                                                     December 30,    December 1,
                                                                                       1997 to         1996 to
                                                                                       June 29,        June 30,
                                                                                         1998            1997
                                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.......................................................................... $ 1,243,000     $    419,000
     Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization..................................................   6,418,000        4,658,000
     Loss on disposal of equipment..................................................     154,000
     Provision for disposition of equipment.........................................                      650,000
     Gain on sale of restaurants....................................................                   (1,866,000)
     Changes in:
          Accounts receivable.......................................................     955,000           82,000
          Inventories...............................................................     446,000          212,000
          Prepaid expenses..........................................................     585,000          (38,000)
          Accounts payable, accrued expenses and other long-term liabilities........   3,954,000        1,404,000
                                                                                     -----------     ------------
               Net cash flows from operating activities.............................  13,755,000        5,521,000
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of restaurant franchise agreements, equipment and goodwill............  (5,952,000)     (26,642,000)
     Cash paid for franchise agreements.............................................    (130,000)        (152,000)
     Cash paid for property and equipment...........................................  (3,827,000)      (7,732,000)
     Proceeds from sale of restaurants..............................................           0        8,158,000
                                                                                     -----------     ------------
               Net cash flows from investing activities.............................  (9,909,000)     (26,368,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash paid for financing costs..................................................    (127,000)        (772,000)
     Advances under line of credit..................................................   1,500,000       21,308,000
     Payments on long-term debt.....................................................    (281,000)        (256,000)
     Payments on capital leases.....................................................     (44,000)         (45,000)
                                                                                     -----------     ------------
               Net cash flows from financing activities.............................   1,048,000       20,235,000
                                                                                     -----------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............................................   4,894,000         (612,000)
CASH AND CASH EQUIVALENTS--Beginning of year........................................   7,532,000       (5,259,000)
                                                                                     -----------     ------------
CASH AND CASH EQUIVALENTS--End of quarter........................................... $12,426,000     $  4,647,000
                                                                                     ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the two quarters for interest................................. $ 8,025,000     $  5,833,000
                                                                                     ===========     ============
     Cash paid during the two quarters for income taxes............................. $    69,000     $     91,000
                                                                                     -----------     ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Senior preferred stock dividends............................................... $ 2,262,000     $  2,002,000
     Amortization of senior preferred stock issuance costs..........................      60,000           60,000
                                                                                     -----------     ------------
               TOTAL................................................................ $ 2,322,000     $  2,062,000
                                                                                     ===========     ============

                See notes to consolidated financial statements

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of June 29, 1998 and December 29, 1997, the results of operations for the one and two quarters ended June 29, 1998 and June 30, 1997 and cash flows for the two quarters ended June 29, 1998 and June 30, 1997. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 29, 1997 filed on March 27, 1998.

     The results of operations for the quarter and two quarters ended June 29, 1998 and June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

     Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Earnings Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same method for both the basic and diluted calculations. Diluted earnings per share was $.02 lower for the quarter ended June 29, 1998. For the quarter ended June 30, 1997 and the two quarters ended June 29, 1998 and June 30, 1997 the diluted earnings per share was the same as basic earnings per share because the stock options and warrants were antidilutive in the respective quarters.

     Reclassifications--Certain information in the consolidated financial statements for the one and two quarters ended June 30, 1997 have been reclassified to conform to the current reporting format.

     New Accounting Standards--In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income differs from net income by the amount of the amortization of senior preferred stock issuance costs which was $30,000 for each of the two quarters ended June 30, 1997 and $60,000 for each of the two quarters ended June 29, 1998.

     In April 1998, the Accounting Standards and Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5 "Reporting on Cost of Start-up Activities" which requires companies to immediately write-off start-up costs. It is effective for fiscal years beginning after December 15, 1998. The Company previously accounted for these pre-opening costs by spreading the expenses over a 12 month period. The Company elected early adoption of SOP 98-5 which resulted in a charge to expense of $328,000 for pre-opening costs in the quarter ended March 29, 1998.

2. Acquisitions

     On February 12, 1998, the Company acquired two restaurants in the Chicago area for an aggregate purchase price of approximately $2.0 million including transaction fees and acquisition related expenditures, which were funded with the line of credit.

     On April 30, 1998, the Company successfully completed the acquisition of three restaurants in the Cincinnati area for an aggregate purchase price of approximately $2.0 million including transaction fees and acquisition related expenditures, which were funded with cash on hand.

     On June 18, 1998, the Company acquired three restaurants in the Tennessee area for an aggregate purchase price of approximately $2.0 million including transaction fees and acquisition related expenditures, which were funded with cash on hand.

     All acquisition have been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired franchises have been included in the consolidated statement of operations since the date of acquisition.

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

     The Company includes in the comparable restaurant sales analysis discussed below only for those restaurants that have been in operation for a minimum of thirteen months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

Quarter ended June 29, 1998 Compared to Quarter ended June 30, 1997

     Restaurant Sales. Total sales increased $24.4 million or 44.8% during the quarter ended June 29, 1998, to $78.8 million, from $54.4 million during the quarter ended June 30, 1997, due primarily to the inclusion of the 8 and 63 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 4 and 9 restaurants, sold 0 and 10 restaurants, and closed 3 and 4 restaurants in 1998 and 1997, respectively. Newly acquired restaurants accounted for $19.4 million of the total increase in restaurant sales, while new restaurant development accounted for $3.5 million of the increase in sales. Total sales were reduced by $1.8 million during the quarter due to the restaurants that were sold/closed in 1997. Sales at the comparable restaurants, including only those restaurants owned by the Company at June 29, 1998, increased $3.3 million or 4.9% for the quarter ended June 29, 1998.

     Restaurant Operating Expenses. Total restaurant operating expenses increased $20.5 million, or 42.6% during the quarter ended June 29, 1998, to $68.6 million from $48.1 million in the quarter ended June 30, 1997. As a percentage of sales, restaurant operating expenses decreased 1.4%, to 87.1% during the quarter ended June 29, 1998 from 88.5% in the quarter ended June 30, 1997.

     Cost of food sales increased $0.1 million but decreased 0.5% as a percentage of sales to 28.9% from 29.4% during the quarter ended June 29, 1998. The percentage decrease in cost of food sales was due to the slight menu price increase in the fourth quarter of 1997 which was partially offset by the increase in food costs resulting from the introduction of a new french fry in December 1997. Commodity costs were stable during the quarter.

     Cost of non-food sales decreased $0.1 million during the quarter ended June 29, 1998, and decreased 1.2% as a percentage of sales to 2.2% during the quarter ended June 29, 1998 from 3.4% during the quarter ended June 30, 1997. The percentage decrease in cost of non-food sales is due to improved margins at the convenience stores.

     Restaurant labor and related expenses increased $6.7 million during the quarter ended June 29, 1998, and increased 0.8% as a percentage of restaurant sales to 25.4% during the quarter ended June 29, 1998 from 24.6% in the quarter ended June 30, 1997. The percentage increase in restaurant labor and related expenses was primarily due to the increase in the federal minimum wage in September 1997, and higher group health insurance costs.

     Occupancy expense increased $2.3 million, but decreased 0.2% as a percentage of sales to 10.1% during the quarter ended June 29, 1998 from 10.3% in the quarter ended June 30, 1997. The increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed. The decrease as a percentage of sales is due to higher sales volume coupled with lower effective occupancy rates on newly acquired and developed restaurants.

     Depreciation and amortization increased $0.8 million during the quarter ended June 29, 1998, to $2.9 million from $2.1 million in the quarter ended June 30, 1997. As a percentage of sales, depreciation and amortization expense decreased 0.2% to 3.6% in the quarter ended June 29, 1998 from 3.8% in the quarter ended June 30, 1997. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

     Other restaurant operating expenses including advertising and royalties increased $4.0 million during the quarter ended June 29, 1998 and decreased as a percentage of sales to 16.9% in the quarter ended June 29, 1998 from 17.0% in the quarter ended June 30, 1997. The increase in related costs associated with the newly acquired and developed restaurants.

     General and Administrative Expenses. General and administrative expenses increased $1.1 million during the quarter ended June 29, 1998 and increased 0.2% as a percent of sales to 4.2% from 4.0% during the quarters ended June 29, 1998 and June 30, 1997 respectively. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

     Operating Income. Operating income increased $1.4 million or 28.8% to $6.4 million during the quarter ended June 29, 1998 from $5.0 million for the quarter ended June 30, 1997. As a percentage of sales, operating income decreased 0.8%, to 8.1% from 8.9% for the quarters ended June 29, 1998 and June 30, 1997, respectively. The decrease is due to a gain on the sale of 10 restaurants for the quarter ended June 30, 1997 for $1.9 million or 3.4%.

     EBITDA. As defined in Item 2, EBITDA increased $3.5 million or 57.0% to $9.7 million for the quarter ended June 29, 1998 from $6.2 million for the quarter ended June 30, 1997. As a percentage of restaurant sales, EBITDA increased 1.0%, to 12.4% for the quarter ended June 29, 1998 from 11.4% for the quarter ended June 30, 1997.

Two Quarters ended June 29, 1998 Compared to Two Quarters ended June 30, 1997

     Restaurant Sales. Total sales increased $46.1 million or 44.4% during the two quarters ended June 29, 1998, to $149.9 million, from $103.8 million during the two quarters ended June 30, 1997, due primarily to the inclusion of the 8 and 63 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 4 and 9 restaurants, sold 0 and 10 restaurants, and closed 3 and 4 restaurants in 1998 and 1997, respectively. Newly acquired restaurants accounted for $39.7 million of the total increase in restaurant sales, while new restaurant development accounted for $5.7 million of the increase in sales. Total sales were reduced by $5.8 million due to the restaurants that were sold/closed in 1997. Sales at the comparable restaurants, including only those restaurants owned by the Company at June 29, 1998, increased $6.5 million or 5.1% for the quarter ended June 29, 1998.

     Restaurant Operating Expenses. Total restaurant operating expenses increased $39.2 million, or 42.1% during the two quarters ended June 29, 1998, to $132.3 million from $93.1 million in the two quarters ended June 30, 1997. As a percentage of sales, restaurant operating expenses decreased 1.5%, to 88.2% from 89.7% during the two quarters ended June 29, 1998 and June 30, 1997, respectively.

     Cost of food sales increased $12.9 million but decreased 0.5% as a percentage of sales to 29.0% from 29.5% during the two quarters ended June 29, 1998. The percentage decrease in cost of food sales was due to the slight menu price increase in the fourth quarter of 1997 which was partially offset by the increase in food costs resulting from the introduction of a new french fry in December 1997. Commodity costs were stable during the first half of the year.

     Cost of non-food sales increased $.7 million during the two quarters ended June 29, 1998, and decreased 0.5% as a percentage of sales to 2.4% during the two quarters ended June 29, 1998 from 2.9% in the two quarters ended June 30, 1997. The percentage decrease in cost of non-food sales is due to improved margins at the convenience stores.

     Restaurant labor and related expenses increased $12.3 million during the two quarters ended June 29, 1998, and increased 0.3% as a percentage of restaurant sales to 25.7% during the two quarters ended June 29, 1998 from 25.4% in the two quarters ended June 30, 1997. The percentage increase in restaurant labor and related expenses was primarily due to the increase in the federal minimum wage in September 1997.

     Occupancy expense increased $4.3 million, but decreased 0.4% as a percentage of sales to 10.3% during the two quarters ended June 29, 1998 from 10.7% in the two quarters ended June 30, 1997. The increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed. The decrease as a percentage of sales is due to higher sales volume coupled with lower effective occupancy rates on newly acquired and developed restaurants.

     Depreciation and amortization increased $1.5 million during the two quarters ended June 29, 1998, to $5.6 million from $4.1 million in the two quarters ended June 30, 1997. As a percentage of sales, depreciation and amortization expense decreased 0.1% to 3.8% in the two quarters ended June 29, 1998 from 3.9% in the two quarters ended June 30, 1997. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

     Other restaurant operating expenses including advertising and royalties increased $7.5 million during the two quarters ended June 29, 1998 and decreased 0.3% as a percentage of sales to 17.0% in the two quarters ended June 29, 1998 from 17.3% in the two quarters ended June 30, 1997. This percentage decrease is primarily due to the decrease in utilities expense due to the mild winter experienced throughout the markets the Company operates in.

     General and Administrative Expenses. General and administrative expenses increased $2.2 million during the two quarters ended June 29, 1998 and increased 0.2% as a percent of sales to 4.2% from 4.0% during the two quarters ended June 29, 1998 and June 30, 1997 respectively.

The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

     Operating Income. Operating income increased $3.3 million or 46.9% to $10.4 million during the two quarters ended June 29, 1998 from $7.1 million for the two quarters ended June 30, 1997. As a percentage of sales, operating income increased 0.2%, to 7.0% from 6.8% for the two quarters ended June 29, 1998 and June 30, 1997 respectively. This percentage increase is primarily a result of the decrease in restaurant operating expenses of 1.5% offset by the net impact of the gain on sale of restaurants and the provision of disposal of long-lived assets.

     EBITDA. As defined in Item 2, EBITDA increased $6.3 million or 59.5% to $17.0 million for the two quarters ended June 29, 1998 from $10.6 million for the two quarters ended June 30, 1997. As a percentage of restaurant sales, EBITDA increased 1.1%, to 11.3% for the two quarters ended June 29, 1998 from 10.2% for the two quarters ended June 30, 1997.

Liquidity and Capital Resources

     Net cash flows from operating activities increased $8.2 million during the two quarters ended June 29, 1998, to $13.7 million, from $5.5 million during the two quarters ended June 30, 1997. The increase is primarily due to an increase in operating income, accounts payable, accrued expenses and other long-term liabilities associated with newly acquired restaurants and depreciation and amortization.

     Capital spending for the two quarters ended June 29, 1998 was $9.9 million of which $6.0 million included transaction fees and related expenditures for the acquisition of 8 restaurants. In addition, the Company developed 4 new restaurants in the two quarters ended June 29, 1998.

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



11   STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
27   FINANCIAL DATA SCHEDULE

     A list of exhibits included as part of this Form 10-Q or incorporated by reference is set forth in the Index to Exhibits. Included in the Index to Exhibits are the following exhibits which constitute management contracts or compensatory plans or arrangements.

     1. TJC Consulting Agreement

     2. Jaro Employment Agreement

     3. Osborn Employment Agreement

     4. Hubert Employment Agreement

     5. Aaseby Employment Agreement

     6. Vasatka Employment Agreement

     7. New Osborn Employment Agreement

     8. Hothorn Employment Agreement



                              Reports on Form 8-K

     The Company did not file any reports on Form 8-K in the quarter ended June 29, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois.

                                  Ameriking, Inc.




---------------------------       ----------------------------------------------
Date                              Lawrence E. Jaro
                                  Managing Owner, Chairman and
                                  Chief Executive Officer





---------------------------       ----------------------------------------------
Date                              Joel Aaseby
                                  Chief Financial Officer and Corporate
                                  Secretary (Principal Financial and Accounting
                                  Officer)