Form 10-Q
period 1998-09-28
AMERIKING INC
filed 1998-11-05
CIK 1014599

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 -------------


                                   FORM 10-Q


(Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from                to
                                            --------------    --------------

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

                                     60154
                                  (Zip code)

        Registrant's telephone number, including area code 708-947-2150

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     The number of shares outstanding of each of the registrant's classes of common stock as of September 28, 1998 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

  Item 1.      Financial Statements.....................................       2

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................       9

PART II

  Item 6.      Exhibits, and Reports on Form 8-K........................      14

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

Recent Developments

     Subsequent to the end of the third quarter the Company entered into a separate contract to purchase a total of nine restaurants in existing markets from franchisees for approximately $8.8 million. The closing of this purchase occurred on September 30, 1998, and was funded with $1.8 million cash on hand and $7.0 million with the line of credit.

Item 1. Financial Statements and Supplementary Data


Index To The Consolidated Financial Statements Of AmeriKing, Inc. And Subsidiary


                                                                                                                 Page
                                                                                                                 ----
Consolidated Balance Sheets as of September 28, 1998 and December 29, 1997.......................................  3

Consolidated Statements of Operations for the quarters ended September 28, 1998 and September 29, 1997...........  4

Consolidated Statements of Operations for the three quarters ended September 28, 1998 and September 29, 1997.....  5

Consolidated Statements of Stockholders' Equity (Deficit) for the three quarters ended September 28, 1998 and the fiscal year ended December 29, 1997 and December 30, 1996..................................................  6

Consolidated Statements of Cash Flows for the three quarters ended September 28, 1998 and September 29, 1997.....  7

Notes to Consolidated Financial Statements.......................................................................  8

                        AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                   September 28, 1998 and December 29, 1997


                                                               September 28,  December 29,
                                                                    1998          1997
                                                               ------------   ------------
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents............................     $ 12,474,000   $  7,532,000
     Accounts receivable..................................          873,000      1,723,000
     Inventories..........................................        2,147,000      2,470,000
     Prepaid expenses.....................................          455,000      1,592,000
     Current portion of deferred income taxes.............           30,000         30,000
                                                               ------------   ------------
          Total current assets............................       15,979,000     13,347,000
PROPERTY AND EQUIPMENT....................................       53,778,000     52,924,000
GOODWILL..................................................      130,852,000    131,135,000
DEFERRED INCOME TAXES.....................................        3,434,000      3,434,000
OTHER ASSETS:
     Deferred financing costs.............................        7,060,000      6,680,000
     Deferred organization costs..........................           28,000         95,000
     Franchise agreements.................................        5,473,000      5,472,000
                                                               ------------   ------------
          Total other assets..............................       12,561,000     12,247,000
                                                               ------------   ------------
TOTAL.....................................................     $216,604,000   $213,087,000
                                                               ============   ============

           LIABILITIES, SENIOR PREFERRED STOCK
            AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable and other accrued expenses..........     $ 13,946,000   $ 12,738,000
     Accrued payroll......................................        4,447,000      4,348,000
     Accrued sales tax payable............................        1,306,000      1,306,000
     Accrued interest payable.............................        4,368,000      1,649,000
     Current portion of long-term debt....................          621,000        577,000
     Current portion of capital leases....................                -         74,000
                                                               ------------   ------------
          Total current liabilities.......................       24,688,000     20,692,000
LONG-TERM DEBT--Less current portion......................      160,827,000    162,798,000
OTHER LONG-TERM LIABILITIES...............................          843,000      1,023,000
                                                               ------------   ------------
          Total liabilities...............................      186,358,000    184,513,000
COMMITMENTS AND CONTINGENCIES.............................                -              -
SENIOR PREFERRED STOCK....................................       37,866,000     34,415,000
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock......................................               75             75
     Common stock.........................................            9,030          9,030
     Additional paid-in capital...........................                -      3,037,895
     Retained earnings (deficit)..........................       (7,629,105)    (8,888,000)
                                                               ------------   ------------
          Total stockholders' equity (deficit)............       (7,620,000)    (5,841,000)
                                                               ------------   ------------
TOTAL.....................................................     $216,604,000   $213,087,000
                                                               ============   ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For the Quarters Ended September 28, 1998 and September 29, 1997

                                                   June 29,                     June 30,
                                                    1998 to                      1997 to
                                                 September 28,     % of       September 29,     % of
                                                     1998          Sales          1997          Sales
                                                 -------------     -----      -------------     -----
SALES:
  Restaurant food sales.......................   $  75,262,000      97.1%     $  58,314,000      96.9%
  Non-food sales..............................       2,214,000       2.9          1,865,000       3.1
                                                 -------------     -----      -------------     -----
      Total sales.............................      77,476,000     100.0         60,179,000     100.0
RESTAURANT OPERATING EXPENSES:
  Cost of food sales..........................      22,256,000      28.7         18,263,000      30.3
  Cost of non-food sales......................       1,713,000       2.2          1,320,000       2.2
  Restaurant labor and related costs..........      19,875,000      25.7         15,603,000      25.9
  Occupancy...................................       7,885,000      10.2          6,177,000      10.3
  Depreciation and amortization of goodwill
   and franchise agreements...................       2,889,000       3.7          2,428,000       4.0
  Advertising.................................       3,951,000       5.1          3,200,000       5.3
  Royalties...................................       2,634,000       3.4          2,046,000       3.4
  Other restaurant operating expenses.........       5,940,000       7.7          5,621,000       9.3
                                                 -------------     -----      -------------     -----
      Total restaurant operating expenses.....      67,143,000      86.7         54,658,000      90.8
GENERAL AND ADMINISTRATIVE EXPENSES...........       3,267,000       4.2          2,385,000       4.0
OTHER OPERATING EXPENSES:
  Depreciation expense--office................         223,000       0.3            138,000       0.2
  Provision for disposal of long lived assets.       1,178,000       1.5                  -         -
  Loss on disposal of equipment...............         309,000       0.4            495,000       0.8
  Management and directors' fees..............         163,000       0.2            163,000       0.3
                                                 -------------     -----      -------------     -----
      Total other operating expenses..........       1,873,000       2.4            796,000       1.3
                                                 -------------     -----      -------------     -----
OPERATING INCOME..............................       5,193,000       6.7          2,340,000       3.9
OTHER INCOME (EXPENSE):
  Interest expense............................      (4,085,000)     (5.3)        (3,294,000)     (5.5)
  Amortization of deferred costs..............        (283,000)     (0.4)          (147,000)     (0.2)
  Other income (expense)--net.................         (78,000)     (0.1)          (210,000)     (0.3)
                                                 -------------     -----      -------------     -----
      Total other expense.....................      (4,446,000)     (5.7)        (3,651,000)     (6.1)
                                                 -------------     -----      -------------     -----
INCOME BEFORE PROVISION FOR INCOME TAXES......         747,000       1.0         (1,311,000)     (2.2)
INCOME TAX EXPENSE (BENEFIT)..................         224,000       0.3           (525,000)     (0.9)
                                                 -------------     -----      -------------     -----
NET INCOME (LOSS).............................   $     523,000       0.7      $    (786,000)     (1.3)
                                                 =============     =====      =============     =====
PREFERRED STOCK DIVIDENDS (cumulative,
 undeclared)..................................   $    (113,000)               $    (113,000)
SENIOR PREFERRED STOCK DIVIDENDS..............      (1,193,000)                  (1,110,000)
AMORTIZATION OF SENIOR PREFERRED STOCK
 ISSUANCE COSTS...............................         (30,000)                     (30,000)
                                                 -------------                -------------
(LOSS) AVAILABLE TO COMMON
 STOCKHOLDERS.................................        (813,000)                  (2,039,000)
                                                 =============                =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING--BASIC AND DILUTED...............         902,992                      902,992
                                                 =============                =============
NET (LOSS) PER COMMON SHARE--BASIC AND
 DILUTED......................................   $       (0.90)               $       (2.26)
                                                 =============                =============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

    For the Three Quarters Ended September 28, 1998 and September 29, 1997

                                                      December 30,                December 31,
                                                        1997 to                     1996 to
                                                      September 28      % of      September 29    % of
                                                          1998          Sale          1997        Sales
                                                      ------------      ----      ------------    -----
SALES:
     Restaurant food sales..........................  $220,843,000       97.1%    $158,948,000     96.9%
     Non-food sales.................................     6,529,000        2.9        5,019,000      3.1
                                                      ------------      -----     ------------    -----
          Total sales...............................   227,372,000      100.0      163,967,000    100.0
RESTAURANT OPERATING EXPENSES:
     Cost of food sales.............................    65,705,000       28.9       48,834,000     29.8
     Cost of non-food sales.........................     5,356,000        2.4        4,290,000      2.6
     Restaurant labor and related costs.............    58,467,000       25.7       41,921,000     25.6
     Occupancy......................................    23,280,000       10.2       17,316,000     10.6
     Depreciation and amortization of goodwill and
          franchise agreements......................     8,521,000        3.7        6,505,000      4.0
     Advertising....................................    11,667,000        5.1        8,599,000      5.2
     Royalties......................................     7,729,000        3.4        5,571,000      3.4
     Other restaurant operating expenses............    18,692,000        8.2       14,713,000      9.0
                                                      ------------      -----     ------------    -----
          Total restaurant operating expenses.......   199,417,000       87.7      147,749,000     90.1
GENERAL AND ADMINISTRATIVE EXPENSES.................     9,570,000        4.2        6,533,000      4.0
OTHER OPERATING EXPENSES:
     Depreciation expense-office....................       603,000        0.3          415,000      0.3
     Gain on sale of restaurants....................            --         --       (1,866,000)    (1.1)
     Provision for disposal of long lived assets....     1,178,000        0.5          650,000      0.4
     Loss on disposal of equipment..................       463,000        0.2          566,000      0.3
     Management and directors' fees.................       513,000        0.2          478,000      0.3
                                                      ------------      -----     ------------    -----
          Total other operating expenses............     2,757,000        1.2          243,000      0.1
                                                      ------------      -----     ------------    -----
OPERATING INCOME....................................    15,628,000        6.9        9,442,000      5.8
OTHER INCOME (EXPENSE):
     Interest expense...............................   (12,116,000)      (5.3)      (9,223,000)    (5.6)
     Amortization of deferred costs.................      (688,000)      (0.3)        (451,000)    (0.3)
     Other income (expense)--net....................      (301,000)      (0.1)        (380,000)    (0.2)
                                                      ------------      -----     ------------    -----
          Total other expense.......................   (13,105,000)      (5.8)     (10,054,000)    (6.1)
                                                      ------------      -----     ------------    -----
INCOME  BEFORE PROVISION FOR INCOME TAXES...........     2,523,000        1.1         (612,000)    (0.4)
INCOME TAX EXPENSE (BENEFIT)........................       757,000        0.3         (245,000)    (0.1)
                                                      ------------      -----     ------------    -----
NET INCOME (LOSS)...................................  $  1,766,000        0.8     $   (367,000)    (0.2)
                                                      ============      =====     ============    =====
PREFERRED STOCK DIVIDENDS (cumulative, undeclared)..  $   (338,000)               $   (338,000)
SENIOR PREFERRED STOCK DIVIDENDS....................    (3,455,000)                 (3,112,000)
AMORTIZATION OF SENIOR PREFERRED STOCK
     ISSUANCE COSTS.................................       (90,000)                    (90,000)
                                                      ------------                ------------
(LOSS) AVAILABLE TO COMMON STOCKHOLDERS.............    (2,117,000)                 (3,907,000)
                                                      ============                ============
WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING--BASIC AND DILUTED.................       902,992                     899,220
                                                      ============                ============
NET (LOSS) PER COMMON SHARE--BASIC AND
     DILUTED........................................  $      (2.34)               $      (4.26)
                                                      ============                ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

  For the Three Quarters Ended September 28, 1998 and the Fiscal Years Ended
                    December 29, 1997 and December 30, 1996

                                                                          Additional      Retained
                                                    Preferred   Common      Paid-In       Earnings
                                                      Stock     Stock       Capital       (deficit)         Total
                                                    ---------   ------    -----------    -----------     -----------
BALANCE--January 1, 1996..........................  $      75   $   10    $ 7,599,915    $ 1,143,000     $ 8,743,000
  Dividends on senior preferred stock.............                           (303,000)                      (303,000)
  Amortization of senior preferred stock
    issuance costs................................                            (10,000)                       (10,000)
  Recapitalization of common stock................               8,923         (8,923)                             -
  Net loss........................................                                        (7,997,000)     (7,997,000)
                                                    ---------   ------    -----------    -----------     -----------
BALANCE--December 30, 1996........................         75    8,933      7,277,992     (6,854,000)        433,000
  Dividends on senior preferred stock.............                         (4,112,000)                    (4,112,000)
  Amortization of senior preferred stock
    issuance costs................................                           (129,000)                      (129,000)
  Exercise of stock options.......................                  97            903                          1,000
  Net loss........................................                                        (2,034,000)     (2,034,000)
                                                    ---------   ------    -----------    -----------     -----------
BALANCE--December 29, 1997........................         75    9,030      3,037,895     (8,888,000)     (5,841,000)
  Dividends on senior preferred stock.............                         (2,947,895)      (507,105)     (3,455,000)
  Amortization of senior preferred stock                                                                           -
    issuance costs................................                            (90,000)                       (90,000)
  Net income......................................                                         1,766,000       1,766,000
                                                    ---------   ------    -----------    -----------     -----------
BALANCE--September 28, 1998.......................  $      75   $9,030    $         -    $(7,629,105)    $(7,620,000)
                                                    =========   ======    ===========    ===========     ===========

                See notes to consolidated financial statements.

                                             AMERIKING, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the Three Quarters Ended September 28, 1998 and September 29, 1997

                                                                       December 30, 1997     December 31, 1996
                                                                    to September 28, 1998  to September 29, 1997
                                                                    ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)................................................      $ 1,766,000           $   (367,000)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
  Depreciation and amortization....................................        9,812,000              7,371,000
  Loss on disposal of equipment....................................          469,000                566,000
  Provision for disposition of equipment...........................        1,178,000                650,000
  Gain on sale of restaurants......................................               --             (1,866,000)
  Changes in:
    Accounts receivable............................................          850,000               (548,000)
    Inventories....................................................          323,000               (195,000)
    Prepaid expenses...............................................        1,137,000               (425,000)
    Accounts payable, accrued expenses and other long-term
      liabilities..................................................        3,842,000              8,552,000
                                                                         -----------           ------------
     Net cash flows from operating activities......................       19,377,000             13,738,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of restaurant franchise agreements, equipment
    and goodwill...................................................       (5,952,000)           (55,161,000)
  Cash paid for franchise agreements...............................         (240,000)              (286,000)
  Cash paid for property and equipment.............................       (6,115,000)           (10,369,000)
  Proceeds from sale of restaurants................................               --              8,158,000
                                                                         -----------           ------------
     Net cash flows from investing activities......................      (12,307,000)           (57,658,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options...................               --                  1,000
  Cash paid for financing costs....................................         (127,000)              (816,000)
  Advances under line of credit....................................        1,500,000             49,108,000
  Payment on line of credit........................................       (3,000,000)
  Payments on long-term debt.......................................         (427,000)            (2,388,000)
  Payments on capital leases.......................................          (74,000)               (73,000)
                                                                         -----------           ------------
   Net cash flows from financing activities........................       (2,128,000)            45,832,000
                                                                         -----------           ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS............................        4,942,000              1,912,000
CASH AND CASH EQUIVALENTS--Beginning of period.....................        7,532,000              5,259,000
                                                                         -----------           ------------
CASH AND CASH EQUIVALENTS--End of period...........................      $12,474,000           $  7,171,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................      $ 9,397,000           $  6,200,000
  Cash paid for income taxes.......................................      $    81,000           $          0
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Senior preferred stock dividends.................................      $ 3,455,000           $  3,112,000
  Amortization of senior preferred stock issuance costs............           90,000                 90,000
                                                                         -----------           ------------
     TOTAL.........................................................      $ 3,545,000           $  3,202,000
                                                                         ===========           ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of September 28, 1998 and December 29, 1997, the results of operations for the three quarters ended September 28, 1998 and September 29, 1997 and cash flows for the three quarters ended September 28, 1998 and September 29, 1997. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 29, 1997 filed on March 27, 1998.

     The results of operations for the quarter and three quarters ended September 28, 1998 and September 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

     Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Earnings Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. For the quarters ended September 28, 1998 and September 29, 1997 and the three quarters ended September 28, 1998 and September 29, 1997 the diluted earnings per share was the same as basic earnings per share due to the antidilutive effect of the stock options and warrants in the respective quarters.

     Reclassifications--Certain information in the consolidated financial statements for the quarter and three quarters ended September 29, 1997 have been reclassified to conform to the current reporting format.

     New Accounting Standards--In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income differs from net income by the amount of the amortization of senior preferred stock issuance costs which was $90,000 for each of the three quarters ended September 29, 1997 and $90,000 for each of the three quarters ended September 28, 1998.

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

     On April 30, 1998, the Company acquired three restaurants in the Cincinnati area for an aggregate purchase price of approximately $2.0 million including transaction fees and acquisition related expenditures, which were funded with cash on hand.

     On June 18, 1998, the Company acquired three restaurants in Tennessee for an aggregate purchase price of approximately 2.0 million including transaction fees and acquisition related expenditures, which were funded with cash on hand.

     All acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired franchises have been included in the consolidated statement of operations since the date of acquisition.

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

Quarter ended September 28, 1998 Compared to Quarter ended September 29, 1997

     Restaurant Sales. Food sales increased $16.9 million or 29.1% during the quarter ended September 28, 1998, to $75.2 million, from $58.3 million during the quarter ended September 29, 1997, due primarily to the inclusion of the 8 and 37 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 7 and 3 restaurants, and closed 3 and 2 restaurants in 1998 and 1997, respectively. Newly acquired restaurants accounted for $12.3 million of the total increase in restaurant sales, while new restaurant development accounted for $1.3 million of the increase in sales. Total sales were reduced by $0.9 million during the quarter due to the restaurants that were closed. Sales at the comparable restaurants, including only those restaurants owned by the Company at September 28, 1998, increased 6.3% for the quarter ended September 28, 1998.

     Restaurant Operating Expenses. Total restaurant operating expenses increased $12.5 million, or 22.8% during the quarter ended September 28, 1998, to $67.2 million from $54.7 million in the quarter ended September 29, 1997. As a percentage of sales, restaurant operating expenses decreased 4.1%, to 86.7% during the quarter ended September 28, 1998 from 90.8% in September 29, 1997.

     Cost of food sales increased $3.9 million but decreased 1.6% as a percentage of sales to 28.7% from 30.3% during the quarter ended September 28, 1998. The percentage decrease in cost of food sales was due to the slight menu price increase in the fourth quarter of 1997 and lower level of discounting which was partially offset by the increase in food costs resulting from the introduction of a new french fry in December 1997. Commodity costs were stable during the quarter.

     Restaurant labor and related expenses increased $4.3 million during the quarter ended September 28, 1998, and decreased 0.2% as a percentage of restaurant sales to 25.7% during the quarter ended September 28, 1998 from 25.9% in the quarter ended September 29, 1997. The percentage decrease in restaurant labor and related expenses was primarily due to higher productivity which was partially offset by an increase in the federal minimum wage in September 1997, and group health insurance costs.

     Occupancy expense increased $1.7 million, but decreased 0.1% as a percentage of sales to 10.2% during the quarter ended September 28, 1998 from 10.3% in the quarter ended September 29, 1997. The increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed. The decrease as a percentage of sales is due to higher sales volume coupled with lower effective occupancy rates on newly acquired and developed restaurants.

     Depreciation and amortization increased $0.5 million during the quarter ended September 28, 1998, to $2.9 million from $2.4 million in the quarter ended September 29, 1997. As a percentage of sales, depreciation and amortization expense decreased 0.3% to 3.7% in the quarter ended September 28, 1998 from 4.0% in the quarter ended September 29, 1997. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

     Other restaurant operating expenses including advertising and royalties increased $1.7 million during the quarter ended September 28, 1998 and decreased 1.8% as a percentage of sales to 16.2% in the quarter ended September 28, 1998 from 18.0% in the quarter ended September 29, 1997. This decrease is primarily due to a litigation recovery of approximately .8% coupled with lower utilities expense.

     General and Administrative Expenses. General and administrative expenses increased $0.9 million during the quarter ended September 28, 1998 and increased 0.2% as a percent of sales to 4.2% from 4.0% during the quarters ended September 28, 1998 and September 29, 1997 respectively. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

     Operating Income. Operating income increased $2.8 million or 121.9% to $5.2 million during the quarter ended September 28, 1998 from $2.3 million for the quarter ended September 29, 1997. As a percentage of sales, operating income increased 2.8%, to 6.7% from 3.9% for the quarters ended September 28, 1998 and September 29, 1997, respectively.

     EBITDA. As defined in Item 2, EBITDA increased $4.4 million or 78.9% to $10.0 million for the quarter ended September 28, 1998 from $5.6 million for the quarter ended September 29, 1997. As a percentage of restaurant sales, EBITDA increased 3.6%, to 12.8% for the quarter ended September 28, 1998 from 9.2% for the quarter ended September 29, 1997.

Three Quarters ended September 28, 1998 Compared to Three Quarters ended September 29, 1997

     Restaurant Sales. Food sales increased $61.9 million or 38.9% during the three quarters ended September 28, 1998, to $220.8 million, from $159.0 million during the three quarters ended September 29, 1997, due primarily to the inclusion of the 8 and 63 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 7 and 9 restaurants, sold 0 and 10 restaurants, and closed 3 and 4 restaurants in 1998 and 1997, respectively. Newly acquired restaurants accounted for $50.6 million of the total increase in restaurant sales, while new restaurant development accounted for $6.6 million of the increase in sales. Total sales were reduced by $5.8 million due to the restaurants that were sold/closed in 1997. Sales at the comparable restaurants, including only those restaurants owned by the Company at September 28, 1998, increased 5.5% for the three quarters ended September 28, 1998.

     Restaurant Operating Expenses. Total restaurant operating expenses increased $51.7 million, or 35.0% during the three quarters ended September 28, 1998, to $199.4 million from $147.7 million in the three quarters ended September 29, 1997. As a percentage of sales, restaurant operating expenses decreased 2.4%, to 87.7% from 90.1% during the three quarters ended September 28, 1998 and September 29, 1997, respectively.

     Cost of food sales increased $16.9 million and decreased 0.9% as a percentage of sales to 28.9% from 29.8% during the three quarters ended September 28, 1998. The percentage decrease in cost of food sales was due to the slight menu price increase in the fourth quarter of 1997 which was partially offset by the increase in food costs resulting from the introduction of a new french fry in December 1997. Commodity costs were stable during the three quarters.

     Cost of non-food sales increased $1.1 million during the three quarters ended September 28, 1998, and decreased 0.2% as a percentage of sales to 2.4% during the three quarters ended September 28, 1998 from 2.6% in the three quarters ended September 29, 1997. The percentage decrease in cost of non-food sales is due to improved margins at the convenience stores.

     Restaurant labor and related expenses increased $16.5 million during the three quarters ended September 28, 1998, and increased 0.1% as a percentage of restaurant sales to 25.7% during the three quarters ended September 28, 1998 from 25.6% in the three quarters ended September 29, 1997. The percentage increase in restaurant labor and related expenses was primarily due to the increase in the federal minimum wage in September 1997 and group health insurance costs.

     Occupancy expense increased $6.0 million, and decreased 0.4% as a percentage of sales to 10.2% during the three quarters ended September 28, 1998 from 10.6% in the three quarters ended September 29, 1997. The increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed.

     Depreciation and amortization increased $2.0 million during the three quarters ended September 28, 1998, to $8.5 million from $6.5 million in the three quarters ended September 29, 1997. As a percentage of sales, depreciation and amortization expense decreased 0.3% to 3.7% in the three quarters ended September 28, 1998 from 4.0% in the three quarters ended September 29, 1997. The increase was due primarily to the increase in goodwill amortization resulting from the purchase method of accounting for the newly acquired restaurants.

     Other restaurant operating expenses including advertising and royalties increased $9.2 million during the three quarters ended September 28, 1998 and decreased 0.9% as a percentage of sales to 16.7% in the three quarters ended September 28, 1998 from 17.6% in the three quarters ended September 29, 1997. This percentage decrease is primarily due to a litigation recovery coupled with lower utilities expenses.

     General and Administrative Expenses. General and administrative expenses increased $3.0 million during the three quarters ended September 28, 1998 and increased 0.2% as a percent of sales to 4.2% from 4.0% during the three quarters ended September 28, 1998 and September 29, 1997 respectively. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

     Operating Income. Operating income increased $6.2 million or 65.5% to $15.6 million during the three quarters ended September 28, 1998 from $9.4 million for the three quarters ended September 29, 1997. As a percentage of sales, operating income increased 1.2%, to 6.9% from 5.7% for the three quarters ended September 28, 1998 and September 29, 1997 respectively. This percentage increase is primarily a result of the decrease in restaurant operating expenses.

     EBITDA. As defined in Item 2, EBITDA increased $10.7 million or 66.2% to $26.9 million for the three quarters ended September 28, 1998 from $16.2 million for the three quarters ended September 29, 1997. As a percentage of restaurant sales, EBITDA increased 1.9%, to 11.8% for the three quarters ended September 28, 1998 from 9.9% for the three quarters ended September 29, 1997.

Liquidity and Capital Resources

     Net cash flows from operating activities increased $5.7 million during the three quarters ended September 28, 1998, to $19.4 million, from $13.7 million during the three quarters ended September 29, 1997. The increase is primarily due to an increase in operating income, accounts payable, accrued expenses and other long-term liabilities associated with newly acquired restaurants.

     Capital spending for the three quarters ended September 28, 1998 was $12.3 million of which $6.0 million included transaction fees and related expenditures for the acquisition of 8 restaurants. In addition, the Company developed 7 new restaurants in the three quarters ended September 28, 1998.

     The Company has budgeted approximately $400,000 for the development of each of its new restaurants. The Company anticipates it will spend approximately an additional $3.0 to $6.0 million annually for other capital expenditures. The Company has committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The actual amount of the Company's cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

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

     The Company believes that available cash on hand together with its available credit of $20.9 million under its Amended and Restated Credit Agreement, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for the remainder of fiscal 1998 and fiscal 1999. The Company expects that additional financing will be required in connection with any significant acquisitions in the future.

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

     1. TJC Consulting Agreement

     2. Jaro Employment Agreement

     3. Osborn Employment Agreement

     4. Hubert Employment Agreement

     5. Aaseby Employment Agreement

     6. Vasatka Employment Agreement

     7. New Osborn Employment Agreement

     8. Hothorn Employment Agreement


                              Reports on Form 8-K

     The Company did not file any reports on Form 8-K in the quarter ended September 28, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois.


                                       Ameriking, Inc.



----------------------------------     -------------------------------------
Date                                   Lawrence E. Jaro
                                       Managing Owner, Chairman and
                                       Chief Executive Officer



----------------------------------     -------------------------------------
Date                                   Joel Aaseby
                                       Chief Financial Officer and Corporate
                                       Secretary (Principal Financial and
                                       Accounting Officer)