Form 10-K405
period 1998-12-28
AMERIKING INC
filed 1999-03-25
CIK 1014599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 28, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

             For the transition period from           to
                       Commission file number 333-04261
                                AmeriKing, Inc.
            (Exact name of registrant as specified in its charter)
               Delaware                              36-3970707
     (State or other jurisdiction                  (I.R.S employer
   of incorporation or organization)             identification no.)
   2215 Enterprise Drive, Suite 1502                    60154
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

                               (Title of class)

                               (Title of class)
  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]
  The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of March 24, 1999 was approximately $47,454.
  The number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1999 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K.

                               Part of Form 10-K
            Document           Where Incorporated
            --------           ------------------
      AmeriKing, Inc.               Part IV
       Registration Statement
       (Reg. No. 333-04261)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
  Item 1.  Business.......................................................   1
  Item 2.  Properties.....................................................   9
  Item 3.  Legal Proceedings..............................................   9
  Item 4.  Submission of Matters to a Vote of Security Holders............  10
PART II
  Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..............................................  10
  Item 6.  Selected Financial Data........................................  11
  Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  13
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk.....  19
  Item 8.  Financial Statements and Supplementary Data....................  20
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  36
PART III
  Item 10. Directors and Executive Officers of the Registrant.............  36
  Item 11. Executive Compensation.........................................  39
  Item 12. Security Ownership of Certain Beneficial Owners and
         Management.......................................................  42
  Item 13. Certain Relationships and Related Transactions.................  43
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
         K................................................................  44

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

Item 1. Business

Recent Developments

  On February 16, 1999, the Company purchased 30 restaurants in Wisconsin and the Upper Peninsula of Michigan for approximately $24.3 million including transaction fees and acquisition related expenditures.

  On February 1, 1999, the Company purchased two restaurants in Illinois for approximately $1.0 million including transaction fees and acquisition related expenditures.

  On December 31, 1998, the Company purchased 13 restaurants in Ohio for approximately $11.1 million including transaction fees and acquisition related expenditures.

General

  AmeriKing is the second largest independent Burger King franchisee in the United States with 286 restaurants, as of December 28, 1998, located primarily in eleven Midwestern and Southern states. The Company was formed in 1994 by a group consisting of independent Burger King franchisees, former Burger King Corporation ("BKC") executives and The Jordan Company. Since inception, the Company has acquired 268 Burger King restaurants, developed 35 new restaurants, sold 10 restaurants, and closed 7 restaurants.

  AmeriKing, Inc. and its wholly owned subsidiary, National Restaurant Enterprises, Inc., which has three subsidiaries, were organized as Delaware corporations and incorporated on August 17, 1994. AmeriKing's principal executive offices are located at 2215 Enterprise Drive, Suite 1502, Westchester, Illinois, 60154. Its telephone number is (708) 947-2150.

Burger King Corporation

  Overview. According to information publicly filed by Diagio PLC, the parent corporation of BKC, BKC is the second largest quick-service hamburger restaurant franchisor in the world, with system-wide restaurant sales of $10.3 billion for its fiscal year ended September 30, 1998. There are more than 10,100 Burger King restaurants worldwide, of which over 92% are operated by approximately 1,500 independent franchisee groups. As is the case for all Burger King franchisees, the Company is required to comply with BKC guidelines as to menu and operations, restaurant configurations and marketing and promotion.

  Menu and Operations. The Burger King system philosophy is characterized by its "Have It Your Way(R)" service, flame-broiling, generous portions and competitive prices. Each of the Company's restaurants offers a standard menu containing a variety of traditional and innovative food items. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the Whopper(R) sandwich. The Whopper(R) is a large, flame-broiled hamburger on a toasted bun garnished with combinations of lettuce, onions, pickles, tomatoes, ketchup and mayonnaise. At present, the standard menu of all Burger King restaurants consists primarily of hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, breakfast items, french fried potatoes, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited times.

  The Company's restaurants are typically open seven days per week with minimum operating hours from 7:00 AM to 11:00 PM. Burger King restaurants are of distinctive design and are generally located in high-traffic areas throughout the United States. The Company believes that convenience of location, speed of service, quality of food and price/value of food served are the primary competitive advantages of Burger King restaurants. The Company believes that it will continue to realize significant benefits from its affiliation with BKC as a result of the widespread recognition of the Burger King brand, the effectiveness of BKC's national marketing programs and the overall management of the Burger King system, including product development, quality assurance and strategic planning.

  The Company participates in a variety of Burger King programs designed to increase restaurant revenues and profitability. In March 1998, BKC implemented the "Great Taste(R)" menu. The menu consists of discounted food items designed to give the consumer greater value while increasing customer traffic and profitability. These items include the Whopper Jr.(R), medium french fries, medium onion rings, small shakes and Chicken Tenders(R). In addition, in 1997, BKC introduced a new flagship sandwich, the Big King(R) sandwich and new french fries, its biggest new product launch ever.

  Restaurant Configurations. The Company's restaurants consist of one of several building types with various layouts, seating capacities and engineering specifications. BKC's traditional restaurant contains approximately 2,500 square feet, seats 86 customers and offers interior design flexibility. BKC also features alternative restaurant formats ranging in size from 500 to 4,000 square feet and seating capacities ranging up to over 100 customers. BKC has developed a number of standard and non-traditional restaurant formats that enable maximum seating capacities from available square footage in such facilities as airports, hospitals, college campuses, gas stations and retail shopping centers. Substantially all of the Company's restaurants are traditional free-standing restaurants with seating capacities of at least 50 and which contain drive-thru windows. According to BKC, approximately 50% of all restaurant sales in the Burger King system are generated from drive-thru windows.

  National Marketing and Promotion. The Burger King brand has been in existence for over 40 years. BKC currently has an annual advertising and promotional budget of over $400 million to heighten brand awareness. BKC's advertising campaigns are generally carried on television, radio and in mass circulation print media (national and regional newspapers and magazines). BKC franchisees are required to contribute 4.0% of monthly gross sales from restaurant operations to a BKC advertising fund. These contributions are generally utilized by BKC for its advertising and promotional programs and public relations activities. BKC has also entered into selective partnership arrangements to help promote its products. In addition, the Company supplements BKC's current annual advertising budget and promotional activities by contributing approximately 1% of its gross sales.

Company Operations

  Management Structure. All executive management, finance, marketing and operations support functions are conducted centrally at the Company's Westchester, Illinois headquarters. In each of its nine regions (Chicago, Virginia, Colorado, Texas, Tennessee, Cincinnati, North Carolina, Wisconsin and Springfield), the Company has a regional managing director who is responsible for all of the operations of the Company's restaurants within his/her assigned region. Each of these managing directors must be approved by BKC. Supporting the managing directors are the directors of operations who, in turn, supervise several district managers (who directly supervise six to eight restaurants each). The district managers are responsible for direct oversight of the day-to-day operations of the Company's restaurants. Typically, district managers have previously served as restaurant managers within the Burger King system. A typical Company restaurant is staffed with a full-time manager, one to three assistant managers and full-and part-time hourly employees.

  Management Incentives and Retention. Managing directors, directors of operations, district managers and most restaurant managers are compensated with a fixed salary plus a bonus based upon the performance of the restaurants under their supervision. Evaluation criteria include compliance with BKC's restaurant operating guidelines and restaurant profitability. Senior management believes that the Company's larger size and regional focus provide significant professional development opportunities for the Company's management and operating personnel not available to smaller franchisees. The Company believes that its compensation structure and professional development opportunities are significant advantages in attracting and retaining qualified management personnel.

  Training. The Company maintains a comprehensive training and development program for all of its personnel. This program emphasizes the BKC system-wide operating procedures, food preparation methods and customer service standards. The management training program features an intensive five week hands-on restaurant training period, followed by two weeks of classroom instruction (one week of simulated restaurant management activities and one week of food sanitation). Special emphasis is placed on quality food preparation, service standards and total customer satisfaction. Upon certification, new managers work closely with experienced managers to solidify their skills and expertise. The Company's existing restaurant managers regularly participate in the Company's ongoing training efforts, including classroom programs and in-restaurant programs. In addition, BKC's training and development programs are also available to the Company.

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

Franchise Agreements

  Each of the Company's Burger King restaurants is a party to the BKC franchise agreements. The BKC franchise agreements do not grant any franchisee exclusive rights to a defined territory; however, the Company, based upon its review of BKC's Uniform Franchise Offering Circular and its experience with BKC, believes that BKC generally seeks to ensure that newly granted franchises do not materially affect the operations of existing Burger King restaurants. Acceptance as a franchisee is based upon several factors, including management experience, qualifications, financial status and net worth. The franchise agreements require, among other things, that all restaurants be of standardized design and operated in a prescribed manner, including utilization of the standard Burger King menu. Most franchise agreements provide for a term of 20 years, and, at the option of the franchisee and BKC, a renewal (successor) franchise agreement may be granted by BKC provided that the restaurant meets BKC's operating standards applicable at that time and the franchisee is not in default under the relevant franchise agreement. The BKC franchise agreements are noncancelable except for failure to abide by the terms thereof and in certain other limited circumstances.

  BKC franchise agreements generally are renewable for an additional term based upon the form of franchise agreement applicable at that time, provided that the franchisee: (i) pays a successor franchise fee equal to the franchise fee applicable at that time, (ii) has demonstrated an ability to operate the business consistent with the standards set forth in the franchise agreement, (iii) agrees to make capital improvements to the subject restaurant to bring the restaurant up to BKC's image standards applicable at that time and (iv) is not then currently in default with respect to any other obligations to BKC, including pursuant to other franchise agreements. The Company, through its district managers, closely supervises the operation of all of its restaurants to ensure that operating policies are followed and that the requirements of the franchise agreements are met. The amount of capital expenditures that may be required to bring a restaurant up to BKC's current standards at any given time varies widely depending upon the magnitude of the required changes and the degree to which the franchisee has made interim changes to the restaurant. Within five years of December 28, 1998, 45 of the Company's current 286 franchise agreements with BKC, which contributed $52.7 million in restaurant sales in fiscal 1998, are scheduled to expire.

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

  Current BKC policies and procedures also place certain restrictions on the management structure of the Company and its subsidiary franchisees. For example, a managing owner and an owner must be named in each franchise agreement. The managing owner has the authority to bind the franchisee in its dealings with BKC and to direct any action necessary to ensure compliance with the franchise agreements and related documents, including leases with BKC. In addition, the managing owner is personally liable to BKC for the franchisee's obligations under such agreements. Also, each franchise agreement requires that a managing director be designated to ensure that the day-to-day operation of the relevant franchised restaurant complies with BKC's standards. BKC has the right to terminate its franchise agreement with a franchisee if: (i) the franchisee or the managing owner is convicted of a crime punishable by a term of imprisonment in excess of one year or (ii) the franchisee, the managing owner or a managing director engages in conduct which reflects unfavorably on the franchisee or Burger King system generally. Managing owners cannot be replaced without receiving the consent of BKC. In addition, absent BKC's prior written consent, managing owners are required to hold a 5% voting interest in a corporate franchise and to personally guarantee the franchisee's obligations to BKC. Furthermore, no managing owner or owner may sell, encumber or otherwise transfer any portion of his equity interest in the Company without first obtaining the consent of BKC. After the transfer of its equity interest, managing owners remain personally obligated to BKC under the franchise agreements and any other agreements between the franchisee and BKC, unless such obligation has been fully satisfied or waived by BKC.

  Pursuant to the BKC franchise agreements, BKC may terminate all the franchise agreements with the Company's subsidiary franchisees or the applicable subsidiary franchisee if, as applicable, any person serving on the board of directors of the Company or the applicable subsidiary franchisee is:
(i) an employee of BKC, (ii) an owner (subject to certain exceptions), board member or principal or employee of any business that is then approved by BKC as a supplier to the Burger King system or (iii) an owner (subject to certain exceptions), board member or principal or employee of any hamburger restaurant business other than the Burger King restaurant business.

Obligations to Burger King Corporation

  BKC franchise agreements provide for a one-time franchise fee (currently $40,000), a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. During fiscal 1998, the Company paid BKC an aggregate of $10.5 million in royalty fees and $11.9 million in advertising contributions.

  BKC is the lessor on approximately 36.7% of the Company's currently leased properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. The Company guarantees all of the obligations of its subsidiaries under these leases. Under certain lease agreements with BKC affiliates, the Company's subsidiaries made rent payments aggregating $11.4 million during fiscal 1998. In connection with the execution of the lease agreements, the Company guaranteed the payment and performance obligations of each of its subsidiaries. In addition, the Company has agreed to guarantee the payment and performance obligations under each of the franchise agreements between BKC and its subsidiary franchisees.

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

Advertising and Promotion

  The Company supplements BKC's current annual advertising budget and promotional activities by contributing approximately 1% of its gross sales to local advertising and promotions, including purchasing additional television, radio and print advertising and running promotional programs that support national programs with local tie-ins to other consumer brands. These local tie-ins have included cross promotions with the various professional sports teams and athletes, Nickelodeon, NASCAR, and several colleges and universities, among others. Other promotional programs include coupons and price discounts, which are tailored by the Company to appeal to its customer base depending on demographics and other factors, thereby creating flexible and directed marketing programs. For fiscal 1998, the Company spent approximately $3.9 million on supplemental local advertising and promotions, and plans to continue its local advertising and promotional programs at comparable levels in the future.

Supplies and Distribution

  The Company is a member of a national purchasing cooperative created by and for the Burger King system known as Restaurant Services, Inc. ("RSI"). RSI is an independent, member-owned, non-profit cooperative which provides services on behalf of, and for the benefit of, Burger King restaurant operators. RSI negotiates the lowest cost for the Burger King system while improving quality, enhancing competitiveness and ensuring the best possible value. RSI has the sole and exclusive responsibility for negotiating purchasing arrangements for the Burger King system with respect to certain paper goods, restaurant supplies, food and drink products, certain equipment and many other items mutually agreed to by Burger King franchisees for use in the Burger King system. The Company uses its purchasing power to negotiate directly with certain other vendors, as well as each of its distributors, to obtain favorable pricing and terms for the distribution of its products. Currently, the Company's primary distributor of foodstuffs and supplies is AmeriServe Food Distribution, Inc. ("AmeriServe").

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

  The Company believes that reliable alternative sources for virtually all restaurant supplies are readily available at competitive prices should the arrangements with AmeriServe or any other existing supplier or distributor change.

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

Business Strategy

  The Company's business strategy is to continue to increase revenues, restaurant contribution and earnings before interest, taxes, depreciation and amortization. The Company's strategy is based on the following elements:

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

  To date, the Company has developed 35 new restaurants. Prior to developing a new restaurant, the Company's senior management conducts an extensive site selection process with significant input from BKC's development field personnel, including an analysis of projected development costs and anticipated profitability on a per location basis. The Company's primary resource is its internal development department, comprised of professionals with extensive site selection and development experience.

  Pursue Strategic Acquisitions of Burger King Restaurants. The Company intends to selectively pursue strategic acquisitions in the highly fragmented, growing Burger King system. Since 1994, the Company has successfully completed 268 restaurant acquisitions for an aggregate purchase price of approximately $213.3 million. The Company evaluates each prospective acquisition using a set of stringent criteria, including the potential for future fill-in acquisitions and new restaurant development in targeted markets and the overall attractiveness of market demographics. The Company seeks to enter new geographic markets through acquisitions that provide the critical mass necessary to realize operating efficiencies. Of the Company's 20 franchisee acquisitions through December 28, 1998, 8 have been of large, regional operations, each consisting of more than ten restaurants. AmeriKing seeks to augment new market acquisitions with fill-in acquisitions, which enable the Company to: (i) achieve greater restaurant penetration within existing markets; (ii) capitalize on its significant operating leverage; and (iii) increase operating margins and profitability. The Company continually engages in discussions with Burger King franchisees, including with respect to the potential acquisition of the business or assets of such franchisees.

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

  The Company's fill-in acquisitions typically involve smaller, local operations in areas in, or contiguous to, the Company's existing operations. An example of a typical fill-in acquisition is the Company's acquisition in December 1998 of 5 additional restaurants in Wisconsin. An example of a larger fill-in acquisition is the Company's acquisition in September 1997 of 30 additional restaurants in the North Carolina market.

  The table below summarizes each of the Company's acquisitions, representing 268 restaurants, since its inception.

                                                        Number of
       Acquisition                                     Restaurants        Type of
           Date                   State                 Acquired           Seller
      --------------     -----------------------       -----------       ----------
      September 1994     Illinois/Indiana                   68           BKC
      September 1994     Texas/Colorado                     11           Management
      September 1994     Colorado                            3           Management
      November 1994      Illinois/Wisconsin                 39           Franchisee
      September 1995     Colorado                            5           Franchisee
      October 1995       Illinois                            2           BKC
      November 1995      Tennessee/Georgia                  11           Franchisee
      February 1996      Virginia/North Carolina            24           Franchisee
      February 1996      Kentucky/Ohio/Indiana              12           Franchisee
      June 1997          North Carolina                     26           Franchisee
      August 1997        Illinois                            2           Franchisee
      September 1997     North Carolina                     30           Franchisee
      October 1997       Wisconsin                           5           Franchisee
      February 1998      Illinois                            2           Franchisee
      April 1998         Ohio                                3           Franchisee
      June 1998          Tennessee                           3           Franchisee
      October 1998       Illinois                            9           Franchisee
      December 1998      Wisconsin                           3           Franchisee
      December 1998      Kentucky/Ohio                       5           Franchisee
      December 1998      Wisconsin                           5           Franchisee

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

  Capitalize on Strong Support from Burger King Corporation. The Company believes that it realizes significant benefits from its affiliation with BKC as a result of: (i) the widespread recognition of the Burger King name and products; (ii) BKC's management of the proven, successful Burger King concept, including new product development, quality assurance and strategic planning;
(iii) the size and market penetration of BKC's approximate $400 million annual advertising and promotional budget; and (iv) the expected continued growth of the Burger King system.

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

Competition

  The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. The Company's restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants offering low-priced and medium-priced food. Convenience stores, grocery stores, delicatessens, food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with the Company. In the Company's markets, McDonald's, Wendy's and Hardees provide the most significant competition.

  McDonald's operates more restaurants than the Company in all of the Company's current markets and is the Company's largest competitor. According to publicly available information, as of December 31, 1998, the McDonald's system was comprised of more than 24,500 restaurants, that generated total system-wide sales of approximately $36.0 billion. The Company believes that product quality and taste, name recognition, convenience of location, speed of service, menu variety, price, and ambiance are the most important competitive factors in the quick-service restaurant industry and that its Burger King restaurants effectively compete in each category.

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

Employees

  As of December 28, 1998, the Company employed 983 full-time salaried employees and approximately 11,976 full-time and part-time hourly employees. Of the Company's full-time employees, 68 are involved in overseeing restaurant operations, 837 are involved in the management of individual restaurants, and the remainder is responsible for corporate administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are good.

Item 2. Properties

  The Company currently operates all but one of its restaurants on locations where it leases the facility or the land and the building. BKC is the lessor on approximately 36.7% of such properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. Most of the Company's leases are coterminous with the related franchise agreements and require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Generally, the terms of the leases require lease payments equal to the greater of a fixed minimum annual rent or an annual percentage rent based on gross sales.

  The Company's headquarters are located in an approximately 37,900 square foot leased office space in Westchester, Illinois. The term of the present lease expires on April 30, 2003. The Company believes that its existing central office provides sufficient space to support its expected expansion over the next several years.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the security holders of the Company during the fiscal year ended December 28, 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  There is no established trading market for the Company's common equity.

Item 6. Selected Financial Data

  The following table sets forth certain historical financial and operating data for the Company and restaurants formerly owned and operated by BKC (the "BKC Restaurants") and entities controlled by certain members of the Company's current management (the "Management Restaurants") (collectively, the "Initial Acquisitions"). Prior to their acquisition by the Company on September 2, 1994, the BKC Restaurants and the Management Restaurants were not under common control or management. In addition, restaurant contribution for the BKC Restaurants and the Management Restaurants, which reflects restaurant sales net of restaurant operating expenses, does not reflect all costs of operating the BKC Restaurants and Management Restaurants. Accordingly, restaurant sales, restaurant operating expenses and restaurant contribution may not be comparable to or indicative of post-acquisition results. The data presented for the Company as of December 31, 1994 and for the period from September 2, 1994 through December 31, 1994, and for the 1995, 1996, 1997 and 1998 fiscal years are derived from the Company's audited financial statements. The Selected Consolidated Financial Information should be read in conjunction with
(i) Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8--the audited Consolidated Financial Statements of the Company and the notes thereto.

                           The Initial
                          Acquisitions
                             (1)(2)                         The Company
                          ------------- --------------------------------------------------------
                          Jan. 1, 1994   Sept. 2, 1994
                             through        through       Fiscal    Fiscal    Fiscal     Fiscal
                          Sept. 1, 1994 Dec. 31, 1994(3)   1995    1996(9)   1997(9)      1998
                          ------------- ---------------- --------  --------  --------   --------
                                   (Dollars in thousands, except per share amounts)
Statement of Operations
 Data:
Restaurant sales........     $56,720        $33,931      $139,572  $203,753  $234,546   $307,488
Restaurant operating
 expenses:
 Cost of sales..........      18,602         10,807        44,798    66,071    76,119     95,920
 Restaurant labor and
  related costs.........      15,529          8,647        34,526    50,874    60,278     78,326
 Depreciation and
  amortization..........       1,366          1,193         4,927     7,386     8,760     11,568
 Occupancy and other
  restaurant operating
  expenses..............      17,854          9,229        38,930    55,836    65,420     83,188
                             -------        -------      --------  --------  --------   --------
   Total restaurant
    operating expenses..      53,351         29,876       123,181   180,167   210,577    269,002
                             -------
Restaurant
 contribution...........     $ 3,369
                             =======
General and
 administrative
 expenses...............                      1,227         5,176     7,370     9,497     13,886
Other operating
 expenses...............                        147           863     3,679     2,292      3,063
                                            -------      --------  --------  --------   --------
Operating income........                      2,681        10,352    12,537    12,180     21,537
Other expense:
 Interest expense.......                     (1,925)       (8,323)  (11,983)  (13,320)   (16,275)
 Other expense, net.....                       (324)         (302)   (5,052)   (1,259)    (1,505)
                                            -------      --------  --------  --------   --------
   Total other expense..                     (2,249)       (8,625)  (17,035)  (14,579)   (17,780)
                                            -------      --------  --------  --------   --------
Income (loss) before
 extraordinary item and
 provision (benefit) for
 income taxes...........                        432         1,727    (4,498)   (2,399)     3,757
Provision (benefit) for
 income taxes...........                        191           825    (1,556)     (365)     1,944
                                            -------      --------  --------  --------   --------
Income (loss) before
 extraordinary item.....                        241           902    (2,942)   (2,034)     1,813
Extraordinary item--loss
 from early
 extinguishment of
 debt...................                                             (5,055)
                                            -------      --------  --------  --------   --------
Net income (loss).......                    $   241      $    902  $ (7,997) $ (2,034)  $  1,813
                                            =======      ========  ========  ========   ========
Preferred stock
 dividends(4)...........                    $   122      $    450  $    450  $    450   $    558
Senior preferred stock
 dividends(4)...........                                                303     4,112      4,678
Amortization of senior
 preferred stock
 issuance costs.........                                                 10       129        110
                                            -------      --------  --------  --------   --------
Income (loss) available
 to common
 stockholders...........                    $   119      $    452  $ (8,760) $ (6,725)  $ (3,533)
                                            =======      ========  ========  ========   ========
Weighted average number
 of common shares
 outstanding (in
 thousands)--basic......                        863           863       866       900        903
Weighted average number
 of common shares
 outstanding (in
 thousands)--diluted....                        970           970       866       900        903
Net income (loss) per
 common share--basic....                    $  0.14      $   0.52  $ (10.12) $  (7.47)  $  (3.91)
                                            =======      ========  ========  ========   ========
Net income (loss) per
 common share--diluted..                    $  0.12      $   0.47  $ (10.12) $  (7.47)  $  (3.91)
                                            =======      ========  ========  ========   ========
Other Data:
EBITDA(5)...............                    $ 4,021      $ 16,142  $ 23,602  $ 23,232   $ 36,168
                                            =======      ========  ========  ========   ========
Capital expenditures:
 Existing restaurants...                    $   239      $  1,416  $  2,424  $  3,913   $  2,380
 New restaurant
  development...........                                      696     3,219     6,066      7,900
 Other..................                        358         1,609     2,655     2,528        548
                                            -------      --------  --------  --------   --------
   Total capital
    expenditures........                    $   597      $  3,721  $  8,298  $ 12,507   $ 10,828
                                            =======      ========  ========  ========   ========
Selected Operating Data:
Ratio of earnings to
 fixed charges(6).......                                      1.1x                           1.2x
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends(6)...........                                      1.1x                           1.2x
Restaurants open at end
 of period..............                        N/A           140       184       242        286
Comparable restaurant
 sales percentage.......                        N/A           2.0%      2.0%     (1.0)%      4.5%

                                                        The Initial Acquisitions
                                                        ------------------------
                                                        January 1, 1994 through
                                                           September 1, 1994
                                                        ------------------------
                                                         (Dollars in thousands)
Supplemental Operating Data(7)(8)
Restaurant sales:
BKC Restaurants........................................         $47,762
Management Restaurants:
 Jaro restaurants......................................           7,400
 Osborn restaurants....................................           1,558
                                                                -------
   Total for Initial Acquisitions......................         $56,720
                                                                =======
Restaurant operating expenses:
BKC Restaurants........................................         $45,257
Management Restaurants:
 Jaro restaurants......................................           6,718
 Osborn restaurants....................................           1,376
                                                                -------
   Total for Initial Acquisitions......................         $53,351
                                                                =======
Restaurant contribution:
BKC Restaurants........................................         $ 2,505
Management Restaurants:
 Jaro restaurants......................................             682
 Osborn restaurants....................................             182
                                                                -------
   Total for Initial Acquisitions......................         $ 3,369
                                                                =======

                                                              The Company
                                                       -------------------------
                                                       December 29, December 29,
                                                           1997         1998
                                                       ------------ ------------
                                                        (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents.............................   $  7,532     $ 10,591
Total assets..........................................    213,087      238,719
Total debt and capitalized leases.....................    163,449      176,589
Senior Preferred Stock................................     34,415       39,093
Total stockholders' equity (deficit)..................     (5,841)      (8,816)

--------
(1) The Initial Acquisitions consist of the 68 BKC Restaurants and the 14 Management Restaurants acquired by the Company on September 2, 1994 from BKC and from entities formerly controlled by certain members of the Company's current management. The information set forth under "Initial Acquisitions" reflects the combined historical financial results of the BKC Restaurants and Management Restaurants for the indicated period during which time the restaurants were owned and operated by BKC and management-controlled entities. The results of the Initial Acquisitions for the period from January 1, 1994 through September 1, 1994 may not be reflective of the ongoing operations of the Company under its current ownership structure.
(2) Due to the inability of the Company to determine certain expenses for the Initial Acquisitions prior to their acquisition by the Company on a meaningful and consistent basis, net income is not comparable and is not presented for the Initial Acquisitions.
(3) Reflects the historical results of the Company, including the Initial Acquisitions subsequent to their acquisition by the Company on September 2, 1994. Also includes limited expenses of the Company during the period August 17, 1994 (date of incorporation) to September 2, 1994, during which period the Company had no operations.
(4) As of December 28, 1998, no dividends have been declared by the Company on its Class A1 Preferred Stock, Class A2 Preferred Stock or Class B Preferred Stock (collectively the "Preferred Stock"). During fiscal 1998, the Company declared stock dividends of 187,120 shares of its 13% Senior Exchangeable

   Preferred Stock, due 2008 (the "Senior Preferred Stock"). In addition, no cash dividends have been declared by the Company on its Common Stock.
(5) EBITDA (as defined) represents operating income plus depreciation and amortization of goodwill and franchise agreements and other operating expenses. EBITDA is included because the Cash Flow Coverage Ratio (each as defined in the Indenture and the Exchange Debenture Indenture) is calculated on a similar basis. See the Consolidated Statements of Operations of the Company and the related notes to the Consolidated Financial Statements thereto included herein.
(6) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. For fiscal 1997 and 1996, earnings were insufficient to cover fixed charges by approximately $2.4 million and $4.5 million, respectively. For fiscal 1997 and 1996, earnings were insufficient to cover fixed charges and preferred stock dividends by approximately $2.4 million and $4.5 million, respectively.
(7) Sets forth for the Initial Acquisitions the components constituting aggregate restaurant sales, restaurant operating expenses and restaurant contributions for the indicated periods.
(8) Jaro restaurants consist of the 11 Management Restaurants acquired from entities owned or controlled by Lawrence Jaro, the Company's current Chief Executive Officer and Chairman of the Company's Board of Directors. Osborn restaurants consist of the three Management Restaurants acquired from entities owned or controlled by William Osborn, the current Vice Chairman of the Company's Board of Directors.
(9) Certain information in the consolidated financial statements for fiscal 1997 and 1996 have been reclassified to conform with the current reporting format.

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

  EBITDA represents operating income plus depreciation and amortization of goodwill and franchise agreements and other operating expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

  The discussion below of the Company's operating performance for the fiscal years 1998, 1997, and 1996 should be read in conjunction with Item 6--Selected Financial Data contained herein.

Fiscal 1998 Compared to Fiscal 1997

  Restaurant Sales. Total sales increased $73.0 million or 31.1% during fiscal 1998 to $307.5 million from $234.5 million during fiscal 1997, due primarily to the inclusion of the 30 and 63 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 17 restaurants and closed 3 restaurants in 1998. Newly acquired restaurants accounted for $55.7 million of the total increase in restaurant sales, while new restaurant development accounted for $4.9 million of the increase in sales. Total sales were reduced by $2.3 million due to the restaurants closed during 1998. Sales at the 239 comparable restaurants owned by the Company at the end of fiscal 1998 increased 4.5% primarily due to an increase in customer traffic and an increase in customer check average. Burger King's domestic system sales were also increased by the rebound from the Hudson Beef recall during the third quarter of fiscal 1997.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $58.4 million, or 27.7% during fiscal 1998, to $269.0 million from $210.6 million during during fiscal 1997, due primarily to the inclusion of the 30 and 63 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 17 restaurants and closed 3 restaurants in 1998. As a percentage of sales, restaurant operating expenses decreased 2.3%, to 87.5% during fiscal 1998 from 89.8% during fiscal 1997.

  Cost of sales increased $19.8 million during fiscal 1998, but decreased as a percent of sales to 31.2% in fiscal 1998 compared to 32.4% in 1997. Cost of food sales increased $18.4 million during fiscal 1998, but decreased 1.0% as a percentage of sales to 28.6% during fiscal 1998 from 29.6% during fiscal 1997. The percentage decrease in cost of food sales is primarily the result of a strong focus on controlling costs as well as a lower level of discounting food items. Cost of non-food sales increased $1.4 million during fiscal 1998, and decreased 0.2% as a percentage of sales to 2.6% during fiscal 1998 from 2.8% during fiscal 1997. The percentage decrease in cost of non-food sales is due to improved margins at the convenience stores.

  Restaurant labor and related costs increased $18.0 million during fiscal 1998, and decreased 0.2% as a percentage of sales to 25.5% during fiscal 1998 from 25.7% during fiscal 1997. The increase in restaurant labor and related costs was primarily due to an increase in the number of stores as well as an increase in the Federal minimum wage and group health insurance costs. The percentage decrease is the result of controlling staffing levels during peak and non-peak operating times to obtain the most efficient schedules, as well as leveraging fixed costs off of a higher sales base.

  Depreciation and amortization increased $2.8 million during fiscal 1998, to $11.6 million from $8.8 million during fiscal 1997. As a percentage of sales, depreciation and amortization expense increased 0.1% to 3.8% during fiscal 1998 from 3.7% during fiscal 1997. The increase was due primarily to the increase in goodwill amortization related to the newly acquired restaurants.

  Occupancy and other restaurant operating expenses increased $17.8 million during fiscal 1998 and decreased 1.0% as a percentage of sales to 27.0% during fiscal 1998 from 28.0% during fiscal 1997. Occupancy expense increased $7.1 million during fiscal 1998 but decreased 0.1% as a percentage of sales to 10.3% in 1998 from 10.4% in 1997. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants. Other restaurant operating expenses including advertising and royalties increased $10.7 million during fiscal 1998 and decreased 0.9% as a percentage of sales to 16.7% during fiscal 1998 from 17.6% during fiscal 1997. The percentage decrease is primarily due to a litigation recovery coupled with lower utilities expenses.

  General and Administrative Expenses. General and administrative expenses increased $4.4 million during fiscal 1998 and increased 0.5% as a percent of sales to 4.5% during fiscal 1998 from 4.0% during fiscal 1997. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants and higher incentive compensation costs.

  Other Operating Expenses. Other Operating expenses increased $0.8 million during fiscal 1998 to $3.1 million from $2.3 million in 1997.The increase in other operating expenses is due to higher depreciation expense as well as the fact that 1997 was offset by a $1.8 million gain on the sale of restaurants.

  Operating Income. Operating income increased $9.3 million during fiscal 1998, to $21.5 million from $12.2 million during fiscal 1997. As a percentage of sales, operating income increased 1.8%, to 7.0% during fiscal 1998 from 5.2% during fiscal 1997. This increase is primarily a result of higher sales volume as well as increased efficiency and a focus on reducing restaurant operating expenses.

  Other Expense. Other Expense increased $3.2 million during fiscal 1998 to $17.8 million from $14.6 million in 1997. The increase in other expense is due to higher interest expense related to the increase in the line of credit due to the 1998 acquisitions. In addition, the Company recorded preopening costs relative to new restaurant developments in other expense which was $0.6 million and $0.5 million for 1998 and 1997, respectively.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $13.0 million or 55.7% to $36.2 million for fiscal 1998 from $23.2 million for fiscal 1997. As a percentage of restaurant sales, EBITDA increased 1.9%, to 11.8% for fiscal 1998 from 9.9% for fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

  Restaurant Sales. Total sales increased $30.7 million or 15.1% during fiscal 1997 to $234.5 million from $203.8 million during fiscal 1996, due primarily to the inclusion of the 63 restaurants purchased in 1997. In addition, the Company developed 9 restaurants, sold 10 restaurants, and closed 4 restaurants in 1997. Newly acquired restaurants accounted for $32.7 million of the total increase in restaurant sales, while new restaurant development accounted for $9.3 million of the increase in sales. Total sales were reduced by $9.8 million due to the restaurants sold/closed during 1997. Sales at the 170 comparable restaurants owned by the Company at the end of fiscal 1997 decreased 1.0% primarily due to a decrease in customer traffic which was partially offset by an increase in customer check average. Burger King domestic system sales were significantly impacted by the beef recall at Hudson Beef and the extensive media coverage of the tainted beef at one of Hudson Beef's processing plants during the third quarter of fiscal 1997.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $30.4 million, or 16.9% during fiscal 1997, to $210.6 million from $180.2 million during during fiscal 1996, due primarily to the inclusion of the 63 restaurants purchased in 1997. In addition, the Company developed 9 restaurants, sold 10 restaurants and closed 4 restaurants in 1997. As a percentage of sales, restaurant operating expenses increased 1.4%, to 89.8% during fiscal 1997 from 88.4% during fiscal 1996.

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

  Restaurant labor and related costs increased $9.4 million during fiscal 1997, and increased 0.7% as a percentage of restaurant sales to 25.7% during fiscal 1997 from 25.0% during fiscal 1996. The increase in restaurant labor and related costs was primarily due to an increase in the federal minimum wage and fixed salaries against a lower same-store sales base.

  Depreciation and amortization increased $1.4 million during fiscal 1997, to $8.8 million during fiscal 1997 from $7.4 million during fiscal 1996. As a percentage of sales, depreciation and amortization expense increased 0.1% to 3.7% during fiscal 1997 from 3.6% during fiscal 1996. The increase was due primarily to the increase in goodwill amortization related to newly acquired restaurants.

  Occupancy and other restaurant operating expenses increased $9.6 million during fiscal 1997 and increased 0.6% as a percentage of sales to 28.0% during fiscal 1997 from 27.4% during fiscal 1996. Occupancy expense increased $3.2 million during fiscal 1997 but remained constant as a percentage of sales. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants which was partially offset by the savings associated with the restaurants that the Company sold or closed in 1997. Other restaurant operating expenses, including advertising and royalties increased $6.4 million during fiscal 1997 and increased 0.6% as a percentage of sales to 17.6% during fiscal 1997 from 17.0% during fiscal 1996. This increase is primarily the result of a 0.5% increase in local advertising pursuant to the BKC Agreement and amortization of start-up costs related to new restaurant development.

  General and Administrative Expenses. General and administrative expenses increased $2.1 million during fiscal 1997 and increased 0.4% as a percent of sales to 4.0% during fiscal 1997 from 3.6% during fiscal 1996. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Other Operating Expenses. Other Operating expenses decreased $1.4 million during fiscal 1997 to $2.3 million from $3.7 million in 1996.The decrease in other operating expenses is due to the gain on sale of assets related to the 10 restaurants the Company sold, partially offset by higher depreciation expense.

  Operating Income. Operating income decreased $0.3 million during fiscal 1997, to $12.2 million during fiscal 1997 from $12.5 million during fiscal 1996. As a percentage of sales, operating income decreased 1.0%, to 5.2% during fiscal 1997 from 6.2% during fiscal 1996. This decrease is a primarily a result of an increase in restaurant operating expenses which was partially offset by the $1.8 million gain realized upon the sale of the 10 stores.

  Other Expense. Other Expense decreased $2.4 million during fiscal 1997 to $14.6 million from $17.0 million in 1996. The decrease in other expense is due to a non-recurring write-off of certain transaction expenses pertaining to the attempted initial public offering in 1996, partially offset by higher interest expense related to the increase in the line of credit due to the 1997 acquisitions.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $0.4 million or 1.6% to $23.2 million for fiscal 1997 from $23.6 million for fiscal 1996. As a percentage of restaurant sales, EBITDA decreased 1.7%, to 9.9% for fiscal 1997 from 11.6% for fiscal 1996.

Liquidity and Capital Resources

  Net cash flows provided by operating activities increased $15.9 million during the fiscal year ended December 28, 1998, to $27.0 million, from $11.1 million during the fiscal year ended December 29, 1997. The increase is primarily due to an increase in net income excluding non-cash charges, as well as improved working capital management.

  Net cash flows used for investing activities for the fiscal year ended were $38.9 million, which included $27.6 million for the acquisition of 30 restaurants in Illinois, Ohio, Tennessee, Wisconsin and Kentucky. New restaurant development accounted for $7.9 million, with the remainder related to existing restaurants and corporate infrastructure additions.

  As discussed in Note 5 to the consolidated financial statements, on December 24, 1998, the Company amended and restated its Credit Agreement (the "Amended and Restated Revolving Credit Agreement") to provide for an increased commitment under its revolving credit facility (the "Revolver"). Under the Amended and Restated Revolving Credit Agreement, BankBoston, N.A. ("BBNA") and the other lenders committed to increase the borrowing capacity of the Revolver from $75 million to $80 million. The Amended and Restated Revolving Credit Agreement calls for no principal amortization and matures in June 2002. In addition, the

Company entered into a new Credit Agreement (the "Acquisition Credit Agreement") with BBNA and other lenders for $45.0 million. During the fiscal year ended December 28, 1998, borrowings of $15.0 million were drawn on the Revolver to fund the acquisitions of 30 restaurants in Illinois, Ohio, Tennessee, Wisconsin and Kentucky and for working capital purposes. During the fiscal year ended December 28, 1998, $3.0 million was repaid on the Revolver, leaving an outstanding balance of $67.6 million at December 28, 1998.

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

  The Company is structured as a holding company with no independent operations, as the Company's operations are conducted exclusively through its wholly owned subsidiaries. The Company's only significant assets are the capital stock of its subsidiaries. As a holding company, the Company's cash flow, its ability to meet its debt service requirements and its ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of its subsidiaries and their ability to declare dividends or make other intercompany transfers to the Company. Under the terms of the indenture pursuant to which the Senior Notes were offered (the "Indenture"), the Company's subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service the Company's obligations, including its obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") the Company may exchange pursuant to the Indenture. The Indenture restricts, among other things, the Company's and its Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition, the Company's Amended and Restated Credit Agreement (as defined) and Acquisition Credit Agreement (as defined) with BBNA and other lenders thereto contain other and more restrictive covenants and prohibit the Company's subsidiaries from declaring dividends or making other intercompany transfers to the Company in certain circumstances.

  The Company believes that available cash on hand together with its available credit of $57.4 million under its Amended and Restated Credit Agreement, will be sufficient to cover its working capital needs, capital expenditures, planned development and debt service requirements for fiscal 1999.

Income Taxes

  The Company completed fiscal 1998 with a net operating loss carry-forward for tax purposes of approximately $38.3 million. Substantially all of the Company's acquisitions completed to date have been structured as asset purchases. As a result, the Company is able to deduct goodwill amortization expense for income tax purposes over a 15 year period.

Extraordinary Loss

  In fiscal 1996, in connection with the prepayment of its subordinated debt and repayment of borrowings under its credit agreement, the Company recorded an extraordinary loss of approximately $5.1 million, net of taxes, reflecting a prepayment penalty, as well as the write-off of deferred financing costs.

Year 2000

  The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a major system failure or miscalculations.

  As part of the first phase of the Company's Y2K compliance program, the Company conducted an internal review of its computer systems to identify the systems that could be affected by the Y2K problem, including both "information technology" systems (such as software that processes daily sales and other information) and non-informational technology. The Company is in the process of completing the second phase of its Y2K compliance program, which involves: (1) the implementation of its existing remediation plan to resolve the Company's internal Y2K issues, (2) the identification of any potential Y2K issues with the Company's significant vendors and suppliers and (3) the evaluation of a contingency plan in the event that the Company or its significant vendors and suppliers are unable to adequately address Y2K issues on time. The Company has a September 1999 target date to complete its implementation efforts.

  Based on assessment efforts to date, the Company presently does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company has received assurances from its major suppliers (including vendors and partners) that they are addressing the Year 2000 issue, and that products purchased by the Company from such suppliers will function properly in year 2000 and thereafter. However, it is impossible to assess the potential consequences in the event of service interruptions from suppliers, or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking or government. In the unlikely event that the Company would lose vital utilities such as electricity, gas, water or communications, the business or operations could be adversely affected. However, if the point of sale terminals were to fail, the Company could place a manual check out procedure into place until the terminals could be brought back on-line with minimal disruption to its customers. Or, if vital suppliers could not deliver the necessary goods (such as meat and produce) the Company has enough resources available to obtain goods from other suppliers until such time as the original supplier would be Y2K compliant. The Company operates a large number of geographically dispersed stores and has a large supplier base, which should mitigate any adverse impact.

  The Company estimates it will incur less than $1.0 million in expenses to ensure that all systems will function properly with respect to dates in the year 2000. These expenses include the replacement of the Company's I.B.M. point of sale terminals as well as minor modifications to the REMACS system. These expenses are not expected to have a material impact on the financial position, results of operations or liquidity of the Company.

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

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (net income with non-owner sources of other comprehensive income) in a full set of financial statements. SFAS No. 130 did not have an effect on the Company's financial statements because it has no items of "other comprehensive income."

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information. Management of the Company considers it to have one reportable segment, the operation of franchised restaurants in the United States, and assumes performance on a single segment basis; therefore, the adoption of this new standard did not have an effect on the content of the Company's disclosures.

  In February 1998, the FASB issued SFAS No. 132, "Employees' Disclosures About Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of this new standard did not have an effect on the Company's financial statements because it has no such benefit plans.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in the third quarter of 1999. At December 28, 1998, the Company has no derivative instruments or hedging activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $70.9 million at December 28, 1998. Of this balance, the BankBoston revolver comprised $67.6 million bearing an interest rate calculated as the lesser of BankBoston's base rate or the Eurodollar rate plus 2.5%, the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.5 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.8 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $1.2 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

     Index To the Consolidated Financial Statements of AmeriKing, Inc. And
                                   Subsidiary

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................   21

Consolidated Balance Sheets as of December 28, 1998 and December 29,
 1997....................................................................   22

Consolidated Statements of Operations for the fiscal years ended December
 28, 1998, December 29, 1997 and December 30, 1996.......................   23

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal
 years ended December 28, 1998, December 29, 1997 and December 30, 1996..   24

Consolidated Statements of Cash Flows for the fiscal years ended December
 28, 1998, December 29, 1997 and December 30, 1996.......................   25

Notes to Consolidated Financial Statements...............................   26

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AmeriKing, Inc.
Westchester, Illinois

  We have audited the accompanying consolidated balance sheets of AmeriKing, Inc. and subsidiary as of December 28, 1998 and December 29, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriKing, Inc. and subsidiary as of December 28, 1998 and December 29, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Chicago, Illinois
March 12, 1999

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    December 28, 1998 and December 29, 1997

                                                    December 28,  December 29,
                                                        1998          1997
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................ $ 10,591,000  $  7,532,000
  Accounts receivable..............................    2,512,000     1,723,000
  Inventories......................................    2,546,000     2,470,000
  Prepaid expenses.................................      465,000     1,592,000
  Current portion of deferred income taxes (Note
   9)..............................................      123,000        30,000
                                                    ------------  ------------
    Total current assets...........................   16,237,000    13,347,000
PROPERTY AND EQUIPMENT (Note 4)....................   62,974,000    52,924,000
GOODWILL...........................................  145,327,000   131,135,000
DEFERRED INCOME TAXES (Note 9).....................    1,448,000     3,434,000
OTHER ASSETS:
  Deferred financing costs.........................    6,597,000     6,680,000
  Deferred organization costs......................        2,000        95,000
  Franchise agreements.............................    6,134,000     5,472,000
                                                    ------------  ------------
    Total other assets.............................   12,733,000    12,247,000
                                                    ------------  ------------
TOTAL.............................................. $238,719,000  $213,087,000
                                                    ============  ============

        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses...... $ 15,931,000  $ 11,937,000
  Accrued payroll and related expenses.............    8,459,000     5,514,000
  Accrued taxes payable............................    3,998,000     2,590,000
  Note payable.....................................    2,657,000           --
  Current portion of long-term debt (Note 5).......      753,000       577,000
  Current portion of capital leases (Note 7).......          --         74,000
                                                    ------------  ------------
    Total current liabilities......................   31,798,000    20,692,000
                                                    ------------  ------------
LONG-TERM DEBT--Less current portion (Note 5)......  175,836,000   162,798,000
OTHER LONG-TERM LIABILITIES........................      808,000     1,023,000
                                                    ------------  ------------
    Total liabilities..............................  208,442,000   184,513,000
                                                    ------------  ------------
SENIOR PREFERRED STOCK (Note 6)....................   39,093,000    34,415,000
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock..................................           75            75
  Common stock.....................................        9,030         9,030
  Additional paid-in capital.......................          --      3,037,895
  Accumulated deficit..............................   (8,825,105)   (8,888,000)
                                                    ------------  ------------
    Total stockholders' equity (deficit)...........   (8,816,000)   (5,841,000)
                                                    ------------  ------------
TOTAL.............................................. $238,719,000  $213,087,000
                                                    ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Fiscal Years Ended December 28, 1998, December 29, 1997, and December
                                    30, 1996

                             Fiscal     % of                 % of                 % of
                              1998      Sales  Fiscal 1997   Sales  Fiscal 1996   Sales
                          ------------  -----  ------------  -----  ------------  -----
SALES
 Restaurant food sales..  $297,989,000   96.9% $226,908,000   96.7% $197,931,000   97.1%
 Non-food sales.........     9,499,000    3.1     7,638,000    3.3     5,822,000    2.9
                          ------------  -----  ------------  -----  ------------  -----
 Total sales............   307,488,000  100.0   234,546,000  100.0   203,753,000  100.0
RESTAURANT OPERATING
 EXPENSES:
 Cost of food sales.....    87,942,000   28.6    69,546,000   29.6    60,576,000   29.7
 Cost of non-food
  sales.................     7,978,000    2.6     6,573,000    2.8     5,495,000    2.7
 Restaurant labor and
  related costs.........    78,326,000   25.5    60,278,000   25.7    50,874,000   25.0
 Occupancy..............    31,538,000   10.3    24,384,000   10.4    21,189,000   10.4
 Depreciation and
  amortization of
  goodwill and franchise
  agreements............    11,568,000    3.8     8,760,000    3.7     7,386,000    3.6
 Advertising............    15,858,000    5.2    12,388,000    5.3    10,072,000    4.9
 Royalties..............    10,463,000    3.4     7,949,000    3.4     6,943,000    3.4
 Other restaurant
  operating expenses....    25,329,000    8.1    20,699,000    8.9    17,632,000    8.7
                          ------------  -----  ------------  -----  ------------  -----
 Total restaurant
  operating expenses....   269,002,000   87.5   210,577,000   89.8   180,167,000   88.4
GENERAL AND
 ADMINISTRATIVE
 EXPENSES...............    13,886,000    4.5     9,497,000    4.0     7,370,000    3.6
OTHER OPERATING
 EXPENSES:
 Depreciation expense--
  office................       842,000    0.3       698,000    0.3       444,000    0.2
 (Gain) on sale of
  restaurants...........                         (1,798,000)  (0.8)
 Provision for
  disposition of long-
  lived assets (Note
  12)...................     1,177,000    0.4     2,275,000    1.0     2,230,000    1.1
 Loss on disposal of
  equipment.............       394,000    0.1       467,000    0.2       341,000    0.2
 Management and
  directors' fees.......       650,000    0.2       650,000    0.3       664,000    0.3
                          ------------  -----  ------------  -----  ------------  -----
 Total other operating
  expenses..............     3,063,000    1.0     2,292,000    1.0     3,679,000    1.8
                          ------------  -----  ------------  -----  ------------  -----
OPERATING INCOME........    21,537,000    7.0    12,180,000    5.2    12,537,000    6.2
OTHER EXPENSE:
 Interest expense.......   (16,275,000)  (5.3)  (13,320,000)  (5.7)  (10,175,000)  (5.0)
 Interest expense--
  related party.........                                              (1,808,000)  (0.9)
 Amortization of
  deferred costs........      (963,000)  (0.3)     (691,000)  (0.3)     (943,000)  (0.5)
 Other expense--net
  (Note 12).............      (542,000)  (0.2)     (568,000)  (0.2)   (4,109,000)  (2.0)
                          ------------  -----  ------------  -----  ------------  -----
 Total other expense....   (17,780,000)  (5.8)  (14,579,000)  (6.2)  (17,035,000)  (8.4)
                          ------------  -----  ------------  -----  ------------  -----
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM AND
 PROVISION (BENEFIT) FOR
 INCOME TAXES...........     3,757,000    1.2    (2,399,000)  (1.0)   (4,498,000)  (2.2)
PROVISION (BENEFIT) FOR
 INCOME TAXES...........     1,944,000    0.6      (365,000)  (0.1)   (1,556,000)  (0.8)
                          ------------  -----  ------------  -----  ------------  -----
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM.....     1,813,000    0.6    (2,034,000)  (0.9)   (2,942,000)  (1.4)
EXTRAORDINARY ITEM--LOSS
 FROM EARLY
 EXTINGUISHMENT OF DEBT
 (Net of taxes of
 $3,301,000) (Note 13)..                                              (5,055,000)  (2.5)
                          ------------  -----  ------------  -----  ------------  -----
NET INCOME (LOSS).......     1,813,000    0.6    (2,034,000)  (0.9)   (7,997,000)  (3.9)%
PREFERRED STOCK
 DIVIDENDS (cumulative,
 undeclared)............      (558,000)            (450,000)            (450,000)
SENIOR PREFERRED STOCK
 DIVIDENDS..............    (4,678,000)          (4,112,000)            (303,000)
AMORTIZATION OF SENIOR
 PREFERRED STOCK
 ISSUANCE COSTS.........      (110,000)            (129,000)             (10,000)
                          ------------         ------------         ------------
LOSS AVAILABLE TO COMMON
 STOCKHOLDERS...........  $ (3,533,000)        $ (6,725,000)        $ (8,760,000)
                          ============         ============         ============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING--BASIC AND
 DILUTED................       902,992              900,167              865,515
                          ============         ============         ============
NET LOSS PER COMMON
 SHARE BEFORE
 EXTRAORDINARY ITEM--
 BASIC AND DILUTED......  $      (3.91)        $      (7.47)        $      (4.28)
EXTRAORDINARY ITEM--
 BASIC AND DILUTED......                                                   (5.84)
                          ------------         ------------         ------------
NET LOSS PER COMMON
 SHARE--BASIC AND
 DILUTED................  $      (3.91)        $      (7.47)        $     (10.12)
                          ============         ============         ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 For the Fiscal Years Ended December 28, 1998, December 29, 1997, and December
                                    30, 1996

                                          Additional    Retained
                         Preferred Common   Paid-In     Earnings
                           Stock   Stock    Capital     (Deficit)      Total
                         --------- ------ -----------  -----------  -----------
BALANCE--January 1,
 1996...................    $75    $   10 $ 7,599,915  $ 1,143,000  $ 8,743,000
  Dividends on senior
   preferred stock......                     (303,000)                 (303,000)
  Amortization of senior
   preferred stock
   issuance costs.......                      (10,000)                  (10,000)
  Recapitalization of
   common stock.........            8,923      (8,923)
  Net loss..............                                (7,997,000)  (7,997,000)
                            ---    ------ -----------  -----------  -----------
BALANCE--December 30,
 1996...................     75     8,933   7,277,992   (6,854,000)     433,000
  Dividends on senior
   preferred stock......                   (4,112,000)               (4,112,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (129,000)                 (129,000)
  Exercise of stock
   options..............               97         903                     1,000
  Net loss..............                                (2,034,000)  (2,034,000)
                            ---    ------ -----------  -----------  -----------
BALANCE--December 29,
 1997...................     75     9,030   3,037,895   (8,888,000)  (5,841,000)
  Dividends on senior
   preferred stock......                   (2,927,895)  (1,750,105)  (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (110,000)                 (110,000)
  Net Income............                                 1,813,000    1,813,000
                            ---    ------ -----------  -----------  -----------
BALANCE--December 28,
 1998...................    $75    $9,030 $        --  $(8,825,105) $(8,816,000)
                            ===    ====== ===========  ===========  ===========


                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Fiscal Years Ended December 28, 1998, December 29, 1997, and December
                                    30, 1996

                                       Fiscal 1998   Fiscal 1997   Fiscal 1996
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................  $  1,813,000  $ (2,034,000) $ (7,997,000)
 Adjustments to reconcile net income
  (loss) to net cash flows from
  operating activities:
 Depreciation and amortization.......    13,373,000    10,149,000     8,773,000
 Deferred income taxes...............     1,893,000      (735,000)   (4,653,000)
 Gain on sale of restaurants.........                  (1,798,000)
 Provision for disposition of long-
  lived assets.......................     1,177,000     2,275,000     2,230,000
 Loss on disposition of equipment....       394,000       467,000       341,000
 Extraordinary loss on early
  extinguishment of debt.............                                 8,356,000
 Changes in:
 Accounts receivable.................      (789,000)     (895,000)      290,000
 Inventories.........................       (76,000)     (803,000)     (658,000)
 Prepaid expenses....................     1,127,000      (254,000)     (120,000)
 Accounts payable, accrued expenses
  and other long-term liabilities....     8,132,000     4,743,000     8,241,000
                                       ------------  ------------  ------------
   Net cash flows provided by
    operating activities.............    27,044,000    11,115,000    14,803,000
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of restaurant franchise
  agreements, equipment and
  goodwill...........................   (27,591,000)  (60,141,000)  (39,245,000)
 Proceeds from sale of restaurants...                   8,158,000
 Proceeds from sale of property......                   1,945,000       817,000
 Cash paid for franchise agreements..      (440,000)     (434,000)     (330,000)
 Cash paid for property and
  equipment..........................   (10,828,000)  (12,507,000)   (8,298,000)
                                       ------------  ------------  ------------
   Net cash flows used for investing
    activities.......................   (38,859,000)  (62,979,000)  (47,056,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of senior preferred stock..                                30,000,000
 Issuance of senior subordinated
  notes..............................                               100,000,000
 Proceeds from exercise of common
  stock options......................                       1,000
 Proceeds from short-term debt.......     2,657,000
 Proceeds from long-term debt........     1,800,000                  26,300,000
 Proceeds from subordinated debt--
  related party......................                                15,000,000
 Cash paid for financing costs.......      (923,000)     (848,000)   (9,280,000)
 Cash paid for penalties related to
  early extinguishment of debt.......                                (3,450,000)
 Advances under line of credit.......    15,000,000    57,608,000     5,800,000
 Payments on line of credit..........    (3,000,000)   (2,000,000)   (5,800,000)
 Payments on long-term debt..........      (586,000)     (525,000) (122,843,000)
 Payments on capital leases..........       (74,000)      (99,000)     (102,000)
                                       ------------  ------------  ------------
   Net cash flows provided by
    financing activities.............    14,874,000    54,137,000    35,625,000
                                       ------------  ------------  ------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS.........................     3,059,000     2,273,000     3,372,000
CASH AND CASH EQUIVALENTS--Beginning
 of period...........................     7,532,000     5,259,000     1,887,000
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS--End of
 period..............................  $ 10,591,000  $  7,532,000  $  5,259,000
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for
  interest...........................  $ 16,125,000  $ 12,470,000  $  9,283,000
 Cash paid during the year for
  interest-related party.............                                 2,135,000
                                       ------------  ------------  ------------
 Total cash paid during the year for
  interest...........................  $ 16,125,000  $ 12,470,000  $ 11,418,000
                                       ============  ============  ============
 Cash paid during the year for income
  taxes..............................  $     90,000  $             $
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Senior preferred stock dividends....  $  4,678,000  $  4,112,000  $    303,000
 Amortization of senior preferred
  stock issuance costs...............       110,000       129,000        10,000
                                       ------------  ------------  ------------
   TOTAL.............................  $  4,788,000  $  4,241,000  $    313,000
                                       ============  ============  ============

                 See notes to consolidated financial statements

                        AMERIKING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 For the Fiscal Years Ended December 28, 1998, December 29, 1997, and December
                                   30, 1996

1. Description of Business

  AmeriKing, Inc., and its wholly owned subsidiary, National Restaurant Enterprises, Inc. d/b/a AmeriKing Corporation (the "Company") owns and operates Burger King restaurants in eleven states.

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

  During fiscal 1998, the Company, in a series of transactions, acquired 30 Burger King restaurants in Illinois, Ohio, Tennessee, Wisconsin, and Kentucky (the "1998 Acquisitions") for $23.8 million in cash, excluding transaction fees and expenses. In addition, the Company closed three restaurants, one in Illinois, one in Virginia and one in Ohio. Also, the Company developed 17 Burger King restaurants in Texas, North Carolina, Ohio, Virginia, Kentucky, Illinois and Tennessee.

  The Company is one of the largest independent Burger King franchisees in the United States, operating 286 Burger King restaurants as of December 28, 1998.

2. Basis of Presentation and Summary of Significant Accounting Policies

  Fiscal Year--In 1995, the Company converted its fiscal year to a 52/53-week fiscal year. Due to this conversion, the 1998 fiscal year ended December 28, 1998, included 365 days of operating activity, and the 1997 and 1996 fiscal years ended December 29, 1997 and December 30, 1996, respectively, included 364 days of operating activity. The last day of the year is determined to be the last Monday of the calendar year.

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

                        AMERIKING, INC. AND SUBSIDIARY

  Property and Equipment--Property and equipment are stated at cost. Normal repairs and maintenance costs are charged to expense as incurred. Depreciation is being recorded using the straight-line method over the following estimated useful lives:

      Restaurant equipment and furnishings.......................     5-15 years
      Office furniture and equipment.............................      5-9 years
      Buildings..................................................       40 years
      Leasehold improvement......................................  Life of lease

  Franchise Agreements--The franchise agreements with BKC require the Company to pay a franchise fee for each new restaurant developed and for the renewal of franchises that have expired. Franchisee fees are capitalized and amortized using the straight-line method over the terms of the related franchise agreements. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Accumulated amortization as of December 28, 1998 and December 29, 1997 was approximately $1,475,000 and $991,000, respectively.

  Goodwill--Goodwill represents the excess of cost over fair value of net assets acquired in connection with the Company's acquisitions. Goodwill is amortized over 35 years using the straight-line method. Accumulated amortization of goodwill as of December 28, 1998 and December 29, 1997 was approximately $11,715,000 and $7,781,000, respectively.

  Deferred Costs--Costs associated with the organization of the Company are being amortized on a straight-line basis over five years and are substantially fully amortized at December 28, 1998. Costs incurred by the Company in obtaining its financing for its acquisitions are being amortized on a straight-line basis over the term of the related financing. Accumulated amortization as of December 28, 1998 and December 29, 1997 was approximately $308,000 and $211,000, respectively, for deferred organization costs and approximately $1,838,000 and $829,000, respectively, for deferred financing costs.

  Start Up Costs--Effective at the beginning of fiscal 1998, the Company adopted AICPA Statement of Position No. 98-5 "Start-up Activities" (SOP 98-5). SOP 98-5 requires companies to expense, as incurred, costs associated with start-up activities. Previously, the Company amortized such costs over a twelve month period when a restaurant was brought into service. The effect of such adoption was to charge to expense $299,000 of such costs in the first quarter of fiscal 1998.

  Reclassifications--Certain information in the consolidated financial statements for fiscal 1996 and 1997 have been reclassified to conform to the current reporting format.

  New Statements of Financial Accounting Standards--In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. It is effective for financial statements issued for periods ending after December 15, 1997 and requires retroactive application to all prior periods presented. Diluted earnings per share was the same as basic earnings per share during fiscal 1998, 1997 and 1996 due to the antidilutive effect of the stock options and warrants in the respective years. The Company adopted SFAS 128 in fiscal 1997.

  Also in February 1997, the Financial Accounting Standard Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 specifies the presentation and disclosure requirements concerning information about securities, liquidation preference of preferred stock, and

                        AMERIKING, INC. AND SUBSIDIARY
exchangeable preferred stock and is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted SFAS 129 in fiscal 1997.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (net income with non-owner sources of other comprehensive income) in a full set of financial statements. SFAS No. 130 did not have an effect on the Company's financial statements because it has no items of "other comprehensive income."

  In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information. Management of the Company considers it to have one reportable segment, the operation of franchised restaurants in the United States, and assesses performance on a single segment basis; therefore, the adoption of this new standard did not have an effect on the content of the Company's disclosures.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of this new standard did not have an effect on the Company's financial statements because it has no such benefit plans.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in the third quarter of 1999. At December 28, 1998, the Company had no derivative instruments or hedging activities.

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

4. Property and Equipment

  Property and equipment consist of the following:

                                                         December    December
                                                            28,         29,
                                                           1998        1997
                                                        ----------- -----------
      Restaurant equipment and furnishings............. $60,568,000 $52,009,000
      Office furniture and equipment...................   4,300,000   3,634,000
      Leasehold improvements...........................  11,628,000   6,116,000
      New restaurant development.......................   3,058,000   2,194,000
      Buildings........................................   3,806,000   2,197,000
                                                        ----------- -----------
          Total........................................  83,360,000  66,150,000
      Less accumulated depreciation....................  20,386,000  13,226,000
                                                        ----------- -----------
          Property and equipment--net.................. $62,974,000 $52,924,000
                                                        =========== ===========

                        AMERIKING, INC. AND SUBSIDIARY

5. Long-Term Debt

  Debt consists of the following:

                                      December 28, 1998     December 29, 1997
                                    --------------------- ---------------------
                                    Current   Long-term   Current   Long-term
                                    -------- ------------ -------- ------------
Senior Notes, 10.75%, due 2006.....          $100,000,000          $100,000,000
Revolving Credit Facility, at a
 variable interest rate, 8.17% at
 December 28, 1998, due 2002.......            67,608,000            55,608,000
Franchise Acceptance Corporation
 Limited Note, 9.86%, due 2006..... $478,000    4,635,000 $433,000    5,122,000
Franchise Acceptance Corporation
 Limited Note, 7.40%, due 2008.....  117,000    1,683,000
Franchise Acceptance Corporation
 Limited Note, at a variable
 interest rate, 7.65% at December
 28, 1998, due 2005................  158,000    1,310,000  144,000    1,468,000
Junior Subordinated Notes, 6.00%,
 due 2005..........................               600,000               600,000
                                    -------- ------------ -------- ------------
    Total.......................... $753,000 $175,836,000 $577,000 $162,798,000
                                    ======== ============ ======== ============

  On November 30, 1994, the Company issued junior subordinated notes (the "Junior Subordinated Notes") in the aggregate principal amount of $600,000 to an affiliate of BankBoston, N.A. ("BBNA"). The Notes bear interest at 6.00%, with the entire principal amount due March 2005.

  On July 21, 1995, the Company issued a $6.9 million note to BKC (the "BKC Note"). On July 18, 1996, the BKC Note was replaced with a $6.1 million note issued to Franchise Acceptance Corporation Limited ("FAC")(the "1996 FAC Note"). The 1996 FAC Note bears interest at a rate of 9.86% per annum, has mandatory principal payments and matures July 2006. In connection with the 1996 FAC Note, FAC committed to lend the Company $900,000 under a separate credit facility (the "FAC Credit Facility") for capital expenditures. Borrowings under the FAC Credit Facility bear interest at a variable rate with principal payments due monthly. No amounts were outstanding under the FAC Credit Facility at December 28, 1998.

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

  At any time prior to December 1, 1999, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes with the net proceeds of one or more equity offerings at a redemption price equal to 110% of the principal amount plus any accrued and unpaid interest to the date of redemption. Upon the occurrence of a change of control, the Company will be required, subject to certain conditions, to make an offer

                        AMERIKING, INC. AND SUBSIDIARY
to purchase the Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

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

  The Senior Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of December 28, 1998, the Company was in compliance with all such covenants.

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

  On July 22, 1998, the Company issued a $1.8 million note (the "1998 FAC Note") to FAC. The FAC Note bears interest at 2.5% above FAC's program rate, has mandatory monthly principal payments and matures November 2008.

  On December 24, 1998, BBNA and the other lenders thereto committed to increase the borrowing capacity of the Revolver from $75 million to $80 million as permitted under the Amended and Restated Revolving Credit Agreement.

  On December 24, 1998, the Company entered into a new Credit Agreement (the "Acquisition Credit Agreement") with BBNA and other lenders for $45.0 million. Interest is calculated as the lesser of the base rate or the Eurodollar rate and is payable, at a minimum, quarterly. The Acquisition Credit Agreement calls for no principal amortization and matures in June 2002. No amounts were outstanding under the agreement at December 28, 1998.

  At December 28, 1998 and December 29, 1997, the Senior Notes had a fair value of 104.0% and 106.7%, respectively, of their carrying value based on quoted market prices. The carrying value of the Revolver, the 1998 FAC Note and the 1995 FAC Note approximates the fair value as the interest rates on these notes are variable and are adjusted, at a minimum, quarterly. At December 28, 1998 and December 29, 1997, the 1996 FAC Note had a fair value of 115.3% and 114.1%, respectively, and the Junior Subordinated Notes had a fair value of 88.9% and 85.1%, respectively, of their carrying values. The fair value of the 1996 FAC Note and the Junior Subordinated Notes was calculated using borrowing rates available to the Company under the Revolver at December 28, 1998 and December 29, 1997.

                        AMERIKING, INC. AND SUBSIDIARY

  Aggregate maturities of the Company's long-term debt as of December 28, 1998 are as follows:

      1999......................................................... $    753,000
      2000.........................................................      828,000
      2001.........................................................      911,000
      2002.........................................................   68,610,000
      2003.........................................................    1,101,000
      Thereafter...................................................  104,386,000
                                                                    ------------
          Total.................................................... $176,589,000
                                                                    ============

6. Senior Preferred Stock

  Concurrent with the Senior Notes offering, the Company offered $30.0 million of units (the "Units"), consisting of 1.2 million shares of Senior Preferred Stock and 30,000 shares of Common Stock. The Senior Preferred Stock is exchangeable, at the option of the Company, into the Company's 13% Subordinated Exchange Debentures due 2008, subject to the ability of the Company to incur such indebtedness under the Amended and Restated Credit Agreement, the Acquisition Credit Agreement and the Indenture. The Company incurred issuance costs in the amount of $1.2 million related to the issuance of the Senior Preferred Stock.

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

  During fiscal 1998, the Company declared stock dividends of 187,120 shares of its 13% Senior Preferred Stock, aggregating $4,678,000. As of December 28,1998, the Company has accrued senior preferred stock dividends of approximately $372,000 or 14,894 shares that will be distributed on March 1, 1999.

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

                        AMERIKING, INC. AND SUBSIDIARY

  At December 28, 1998 and December 29, 1997, the Senior Preferred Stock had a fair value of approximately $40.6 million and $36.8 million, respectively, based on recent trading activity.

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

  Rent expense amounted to:

                                          Fiscal 1998 Fiscal 1997 Fiscal 1996
                                          ----------- ----------- -----------
      Minimum rentals under operating
       leases............................ $24,222,000 $18,929,000 $15,647,000
      Contingent rentals.................   3,714,000   2,221,000   2,083,000
                                          ----------- ----------- -----------
        Total............................ $27,936,000 $21,150,000 $17,730,000
                                          =========== =========== ===========

  Future minimum lease payments under noncancelable operating leases are as follows:

      Fiscal Year                                                      Amount
      -----------                                                   ------------
      1999......................................................... $ 29,621,000
      2000.........................................................   27,827,000
      2001.........................................................   26,383,000
      2002.........................................................   25,473,000
      2003.........................................................   24,373,000
      Thereafter...................................................  220,471,000
                                                                    ------------
        Total...................................................... $354,148,000
                                                                    ============

8. Capital Stock

  At December 28, 1998, the Company's authorized capital stock was as follows:

                                            Number of     Number of     Voting
                                  Par Value   Shares    Shares Issued   Rights
                                  Per Share Authorized and Outstanding Per Share
                                  --------- ---------- --------------- ---------
      Common Stock..............    $0.01   4,000,000       902,992         1
      Non-Voting Common Stock...     0.01     300,000             0         0
                                            ---------     ---------
        Total common stock......            4,300,000       902,992
                                            =========     =========
      Class A1 Preferred Stock..     0.01       4,425         4,425         0
      Class A2 Preferred Stock..     0.01       1,200         1,200         0
      Class B Preferred Stock...     0.01       1,875         1,875         0
                                            ---------     ---------
        Total preferred stock...                7,500         7,500
                                            =========     =========
      Senior Preferred Stock....     0.01   2,500,000     1,563,757         0
                                            =========     =========

                        AMERIKING, INC. AND SUBSIDIARY

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

  During 1994, the Company granted stock options to purchase 9,702 shares of Common Stock at $.12 per share in connection with employment agreements with certain members of the Company's management. All of these options vested ratably over a two-year period ending September 1, 1996 at which time all became fully exercisable. The options were exercised in fiscal 1997. The Company has not issued any additional stock options or warrants as of December 28, 1998.

9. Income Taxes

  The provision (benefit) for income taxes, exclusive of amounts related to the extraordinary item in 1996, was comprised of the following:

                                              Fiscal    Fiscal
                                               1998      1997     Fiscal 1996
                                            ---------- ---------  -----------
      Federal:
        Current............................                       $(3,357,000)
        Deferred........................... $1,490,000 $(920,000)   1,512,000
      State:
        Current............................     51,000   370,000
        Deferred...........................    403,000   185,000      289,000
                                            ---------- ---------  -----------
          Net provision (benefit) for
           income taxes.................... $1,944,000 $(365,000) $(1,556,000)
                                            ========== =========  ===========

  The difference between the recorded income tax provision (benefit) and the "expected" tax provision (benefit) based on the statutory federal income tax rate is as follows:

                                             Fiscal    Fiscal
                                              1998      1997     Fiscal 1996
                                           ---------- ---------  -----------
   Computed federal income tax provision
    (benefit) at statutory rate........... $1,277,000 $(816,000) $(1,460,000)
   State income taxes (net of federal
    income tax effect)....................    300,000   244,000     (188,000)
   Non-deductible expenses................    117,000    20,000       29,000
   Goodwill amortization..................    250,000   162,000       63,000
   Other..................................               25,000
                                           ---------- ---------  -----------
     Net provision (benefit) for income
      taxes............................... $1,944,000 $(365,000) $(1,556,000)
                                           ========== =========  ===========

  As of December 28, 1998, the Company had a net operating loss carry-forward for income tax purposes of approximately $38.3 million to offset against future taxable income. The net operating loss is expected to be utilized beginning in fiscal 1999 and will begin to expire in 2009.

                        AMERIKING, INC. AND SUBSIDIARY

  Total deferred tax liabilities and deferred tax assets as of December 28, 1998 and December 29, 1997, and the sources of the differences between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the effects of each, are as follows:

                                                         December    December
                                                         28, 1998    29, 1997
                                                        ----------- -----------
      Deferred tax liabilities:
        Depreciation................................... $14,814,000 $11,421,000
        Purchase accounting adjustments................   1,005,000   1,135,000
        Other..........................................     245,000     451,000
                                                        ----------- -----------
                                                         16,064,000  13,007,000
      Deferred tax assets:
        Operating loss carry-forwards..................  15,653,000  13,946,000
        Fixed asset reserves...........................   1,655,000   2,450,000
        Other..........................................     327,000      75,000
                                                        ----------- -----------
                                                         17,635,000  16,471,000
                                                        ----------- -----------
          Total........................................ $ 1,571,000 $ 3,464,000
                                                        =========== ===========

10. Employee Benefit Plans

  During fiscal 1996, the Company offered all of its employees the option to participate in a 401(k) plan, upon fulfillment of certain requirements. The Company has the option, but not the obligation, to match contributions made by its employees under the 401(k) plan (the "Plan"). In addition, the Company provides disability insurance to certain key executives. The insurance covers all salary payments to the executives during the period of disability. For fiscal 1998, 1997 and 1996, the Company contributed approximately $75,000, $66,000 and $23,000, respectively, to the Plan.

11. Related Parties

  During fiscal 1996, the Company recorded interest expense on the related party debt totaling $1,808,000.

  The Company leased two restaurants under noncancelable operating leases from an entity that is owned by a member of the Company's management. The leases required total monthly rental payments of $20,600. During fiscal 1997 and 1996, the Company recorded rent expense of $247,000 in each year, under these leases. There were no related party leases in 1998.

  The Company has entered into a management consulting agreement (the "TJC Consulting Agreement") with an affiliate of The Jordan Company. Under the terms of the TJC Consulting Agreement, the Company was required to pay the affiliate an annual management fee equal to the higher of: (i) $300,000, or
(ii) 0.35% of food sales. In 1996, the Company amended the TJC Consulting Agreement to provide for, among other things, an annual management fee equal to the higher of: (i) $600,000 or (ii) 2.5% of the Company's cash flow, as determined in the TJC Consulting Agreement. During fiscal 1998, 1997 and 1996, the Company recorded expenses of $600,000 under the amended TJC Consulting Agreement.

  In connection with the 1998, 1997 and 1996 acquisitions, the Company paid an affiliate of The Jordan Company investment banking fees of $578,500, $1,000,000 and $1,000,000, respectively. In 1996, the Company paid fees totaling $300,000 to certain members of the Company's senior management. Concurrent with the Offerings and related financing consummated by the Company in fiscal 1996, the Company paid to the affiliate

                        AMERIKING, INC. AND SUBSIDIARY
of The Jordan Company an investment banking fee of $1.3 million pursuant to the terms of the TJC Consulting Agreement.

12. Nonrecurring Items

  In fiscal 1998, 1997 and 1996, the Company recorded a loss of approximately $1.2 million, $2.3 million and $2.2 million, respectively, for the disposal of long-lived assets. The fiscal 1998 loss is the write-down to estimated fair market value of two Company-owned restaurants due to a decrease in the cash flow of these restaurants. Included in the fiscal 1997 loss is the write-down to estimated fair market value of four Company-owned restaurants due to a decrease in the cash flow of these restaurants. Also included in the fiscal 1997 loss are the planned dispositions of two Company-owned restaurants and the disposal of property and equipment at several restaurants undergoing major remodeling.

  The Company recorded in fiscal 1997 an approximate $1.8 million gain on the sale of 10 restaurants in the south Chicago suburban area to a third party franchisee.

  During fiscal 1996, the Company included in other expense--net certain transaction expenses approximating $2.4 million associated with its attempted initial public offering.

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

15. Subsequent Event

  On February 16, 1999, the Company purchased 30 restaurants in Wisconsin and the Upper Peninsula of Michigan for approximately $24.3 million including transaction fees and acquisition related expenditures.

  On February 1, 1999, the Company purchased two restaurants in Illinois for approximately $1.0 million including transaction fees and acquisition related expenditures.

  On December 31, 1998, the Company purchased 13 restaurants in Ohio for approximately $11.1 million including transaction fees and acquisition related expenditures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in accountants during fiscal 1998 or 1997, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following sets forth the names and ages of the Company's directors and executive officers and the positions they held at December 28, 1998:

Name                      Age Position with Company
----                      --- ---------------------
Lawrence E. Jaro........  55  Managing Owner, Chairman and Chief Executive Officer
William C. Osborn.......  50  Vice Chairman and Director
Gary W. Hubert..........  46  Chief Operating Officer and Director
Joel D. Aaseby..........  40  Chief Financial Officer and Corporate Secretary
Scott E. Vasatka........  45  Executive Vice President-Human Resources
Augustus F. Hothorn.....  46  Senior Vice President-Development
Stewart G. Baily........  41  Vice President-Chicago Operations
A. Richard Caputo, Jr...  32  Vice President and Director
Kenneth J. Stanecki.....  37  Vice President-Finance and Corporate Treasurer
James C. Hoar...........  39  Vice President-General Counsel
Thomas H. Quinn.........  51  Director
John W. Jordan, II......  50  Director
David W. Zalaznick......  44  Director

  Set forth below is a brief description of the business experience of each director and executive officer of the Company.

  Mr. Jaro has served as the Chief Executive Officer and as a Director since the Company's inception, and currently serves as its Chairman. Mr. Jaro has over 18 years of experience as a Burger King restaurant franchisee. Prior to joining the Company, Mr. Jaro was the President and Chief Executive Officer of Jaro Enterprises, Inc., an operator of 12 Burger King restaurants in Colorado and Texas.

  Mr. Osborn serves as a Director. Mr. Osborn also served as the Company's President until May 10, 1996 at which time he was appointed the Company's Vice Chairman. Mr. Osborn has over 13 years of experience as a Burger King restaurant franchisee as well as a franchisee of other restaurant concepts. Prior to joining the Company, Mr. Osborn owned and operated three Burger King restaurants in Colorado.

  Mr. Hubert has served as the Company's Executive Vice President and as a Director since the Company's inception, and currently serves as Chief Operating Officer. Mr. Hubert has over 23 years of experience with the Burger King system in restaurant operations and franchise management. Prior to joining the Company, Mr. Hubert was a Vice President with BKC in both the Franchise and Corporate Operations divisions and served as the Area Operations Manager for BKC's Chicago region from 1985 to 1989.

  Mr. Aaseby has served as the Company's Executive Vice President--Finance and Corporate Secretary since the Company's inception, and currently serves as Chief Financial Officer. Mr. Aaseby has over 23 years of experience with the Burger King system in various finance, accounting and operations positions, including Midwest Sector Controller from 1989 to 1994.

  Mr. Vasatka has served as the Company's Executive Vice President--Human Resources since the Company's inception. Mr. Vasatka has over 29 years of experience in the restaurant industry. Prior to joining the Company, Mr. Vasatka was employed by Davgar Restaurants from 1969 until 1994, and held various senior management positions including District Manager, Director of Training and Division President.

  Mr. Hothorn has served as the Company's Executive Vice President-- Development since May 1997. Mr. Hothorn has over 16 years of Burger King/Grand Metropolitan PLC experience. Prior to joining the Company, Mr. Hothorn was Managing Director, Europe, Middle East, Africa (EMA) with Burger King Corporation. From January 1991 through August 1994, Mr. Hothorn served as Senior Vice President Franchising and Real Estate for Pearle Vision (a Grand Met subsidiary). Prior to that, Mr. Hothorn held a variety of positions with BKC including Vice President of Asset Management, Vice President of Corporate Real Estate, Director of Development--San Francisco Region, Real Estate Manager, and Site Development Engineer.

  Mr. Baily has served as the Company's Vice President--Chicago Operations since February 1997. Mr. Baily has been with the Company since its inception and has over 23 years of experience as both an employee of Burger King Corporation and also as a franchisee.

  Mr. Caputo has served as a Vice President and Director of the Company since its inception. Mr. Caputo is a partner of The Jordan Company, which he has been associated with since 1990. Mr. Caputo is also a director of GFSI, Inc., Jackson Products, Inc. as well as other privately held companies.

  Mr. Stanecki has served as the Company's Vice President--Finance and Corporate Treasurer since June 1998. Mr. Stanecki has been with the Company since October 1997 and has over 10 years of experience with the Burger King system in various financial and operational positions.

  Mr. Hoar has served as the Company's Vice President--General Counsel since June 1998. Mr. Hoar has over 9 years of experience with the Burger King system.

  Mr. Quinn has served as a Director of the Company since its inception. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of Jordan Industries, Inc., a diversified industrial holding company. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of Archibald Candy Company and Welcome Home, Inc. as well as other privately held companies.

  Mr. Jordan has served as a Director of the Company since its inception. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm that he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Inc., Archibald Candy Company, GFSI, Inc., Jackson Products, Inc., Carmike Cinemas, Inc., Welcome Home, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

  Mr. Zalaznick has served as a Director of the Company since its inception. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of Jordan Industries, Inc., Carmike Cinemas, Inc., Archibald Candy Company, GFSI, Inc., Jackson Products, Inc., Marisa Christina, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

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

  Indemnification Agreements. Simultaneously with the consummation of the Offerings, the Company and each of its directors entered into indemnification agreements. The indemnification agreements provide that the Company will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the Company, or serving at the request of the Company in any other capacity for or on behalf of the Company; provided that: (i) such director acted in good faith and in a manner not opposed to the best interest of the Company, (ii) with respect to any criminal proceedings, such director had no reasonable cause to believe his or her conduct was unlawful, (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless the court views in light of the circumstances the director is nevertheless entitled to indemnification, and (iv) the indemnification does not relate to any liability arising under Section 16(b) of the Securities Exchange Act of 1934 or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of the Company, directors may also be indemnified, to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction, against costs and expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in the best interests of the Company.

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

Item 11. Executive Compensation

Summary Compensation Table

  The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company during the last three fiscal years to each of the Company's chief executive officer and four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such period (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                                 ---------------------------------
                                                        Other
Name and Principal        Fiscal                       Annual       All Other
Position                   Year   Salary  Bonus(1) Compensation(2) Compensation
------------------        ------ -------- -------- --------------- ------------
Lawrence E. Jaro.........  1998  $259,000 $ 75,000                      --
 Managing Owner and        1997   245,000  235,000
 Chief Executive Officer   1996   215,000   64,500

William C. Osborn........  1998  $225,000                           $10,000(3)
 Vice Chairman             1997   221,000                            10,000(3)
                           1996   215,000 $ 64,500                   10,000(3)

Gary W. Hubert...........  1998  $238,000 $  8,000                      --
 Chief Operating Officer
  and                      1997   226,000   60,000
 Senior Vice President     1996   215,000   64,500

Joel D. Aaseby...........  1998  $165,000 $  8,000                      --
 Chief Financial Officer
  and                      1997   157,000   80,000
 Corporate Secretary       1996   110,000   30,000

Scott E. Vasatka.........  1998  $134,000 $  8,000                      --
 Executive Vice
  President--              1997   128,000   25,000
 Human Resources           1996   105,000   21,000

Augustus F. Hothorn......  1998  $207,330 $  8,000                      --
 Executive Vice
  President--              1997   119,000   25,000
 Development

Stewart G. Baily.........  1998  $139,000 $ 18,000                      --
 Vice President--          1997   131,000   30,000
 Chicago Operations        1996   120,000   15,000

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

                      AGGREGATED OPTION EXERCISES IN LAST
                    FISCAL YEAR AND FISCAL YEAR-END VALUES

                                                 Number of Shares of
                                               Common Stock Underlying    Value of Unexercised
                           Shares                Unexercised Options      In-The-Money Options
                          Acquired    Value     at December 29, 1997      at December 29, 1997
                         on Exercise Realized ------------------------- -------------------------
Name                         (#)       ($)    Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- -------- ----------- ------------- ----------- -------------
Scott E. Vasatka........    4,851      $ 0          0                       $ 0

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

Employment Agreements

  Effective September 1, 1994, the Company entered into an employment agreement with Lawrence E. Jaro (the "Jaro Employment Agreement"). Pursuant to the terms of the Jaro Employment Agreement, Mr. Jaro agreed to serve as Chief Executive Officer and Co-Managing Owner of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Jaro nor the Company has provided the other with a notice of termination 120 days prior to the expiration date of the Jaro Employment Agreement. Mr. Jaro also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Jaro with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Jaro no longer provides services to the Company due to: (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Jaro Employment Agreement) or as a result of a material reduction in his authority, then Mr. Jaro is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, the Company entered into an employment agreement with William C. Osborn (the "Osborn Employment Agreement"). Pursuant to the terms of the Osborn Employment Agreement, Mr. Osborn agreed to serve as President and Co-Managing Owner of the Company for a five-year period ending on August 31, 1999. Mr. Osborn also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Osborn with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Osborn no longer provides services to the Company due to: (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Osborn Employment Agreement) or as a result of a material reduction in his authority, then Mr. Osborn is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively. Effective May 10, 1996, the Company and Mr. Osborn agreed that Mr. Osborn would resign as President to become Vice Chairman of the Company.

  Effective September 1, 1994, the Company entered into an employment agreement with Gary W. Hubert (the "Hubert Employment Agreement"). Pursuant to the terms of the Hubert Employment Agreement, Mr. Hubert agreed to serve as Senior Vice President and Managing Director of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Hubert nor the Company has provided the other with notice of termination 120 days prior to the expiration of the Hubert Employment Agreement. Mr. Hubert also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Hubert with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Hubert no longer provides services to the Company due to: (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Hubert Employment Agreement) or as a result of a material reduction in his authority, then Mr. Hubert is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, the Company entered into an employment agreement with Joel D. Aaseby (the "Aaseby Employment Agreement"). Pursuant to the terms of the Aaseby Employment Agreement, Mr. Aaseby agreed to serve as Vice President--Finance of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Aaseby nor the Company has provided the other with notice of termination 120 days prior to the expiration of the Aaseby Employment Agreement. Mr. Aaseby also agreed not to compete with the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Aaseby with a base salary of $110,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $500 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Aaseby no longer provides services to the Company due to: (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Aaseby Employment Agreement) or as a result of a material reduction in his authority, then Mr. Aaseby is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective September 1, 1994, the Company entered into an employment agreement with Scott E. Vasatka (the "Vasatka Employment Agreement"). Pursuant to the terms of the Vasatka Employment Agreement, Mr. Vasatka agreed to serve as Vice President--Human Resources of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Vasatka nor the Company has provided the other with notice of termination 120 days prior to the expiration of the Vasatka Employment Agreement. Mr. Vasatka also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Vasatka with a base salary of $105,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $500 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Vasatka no longer provides services to the Company due to: (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Vasatka Employment Agreement) or as a result of a material reduction in his authority, then Mr. Vasatka is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

  Effective simultaneously with the closing of the Offerings, the Company entered into a new employment agreement with Mr. Osborn (the "New Osborn Employment Agreement"). Pursuant to the terms of the New Osborn Employment Agreement, Mr. Osborn will: (i) continue to serve as Vice Chairman of the Company, (ii) be entitled to annual compensation of $225,000 and (iii) be subject to non-competition and confidentiality provisions similar to Mr. Osborn's existing employment agreement. The term of the New Osborn Employment Agreement will expire on September 1, 1999.

  Effective May 19, 1997, the Company entered into an employment agreement with Augustus F. Hothorn (the "Hothorn Employment Agreement"). Pursuant to the terms of the Hothorn Employment Agreement, Mr.

Hothorn agreed to serve as Executive Vice President--Development of the Company for a three-year period ending on May 18, 2000 with automatic one-year renewals thereafter, provided that neither Mr. Hothorn nor the Company has provided the other with notice of termination 120 days prior to the expiration of the Hothorn Employment Agreement. Mr. Hothorn also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Hothorn with a base salary of $200,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Hothorn no longer provides services to the Company due to: (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Hothorn Employment Agreement) or as a result of a material reduction in his authority, then Mr. Hothorn is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The table below sets forth as of December 28, 1998, certain information regarding beneficial ownership of Common Stock held by: (i) each director and each of the Named Executives who own shares of the Company's equity securities,
(ii) all directors and executive officers of the Company as a group, and (iii) each person known by the Company to own beneficially more than 5% of the Company's Common Stock. Each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except where otherwise noted.

                                                                   Shares
                                                             Beneficially Owned
                                                                    (1)
                                                             ------------------
                                                             Number  Percentage
                                                             ------- ----------
Executive Officers and Directors:
  Lawrence E. Jaro (2)...................................... 196,051    21.9%
  William C. Osborn (3).....................................  81,105     9.1
  Gary W. Hubert............................................  29,101     3.3
  Joel D. Aaseby............................................   9,703     1.1
  Thomas H. Quinn (4).......................................  29,096     3.3
  John W. Jordan, II (5)....................................  38,285     4.3
  A.Richard Caputo, Jr. (6).................................  12,609     1.4
  David W. Zalaznick (7)....................................  38,285     4.3
  Scott E. Vasatka..........................................   4,851     0.5
  All executive officers and directors as a group (9
   persons) (8)............................................. 439,086    48.9
Other Principal Stockholders:
  MCIT PLC ("MCIT") (9)..................................... 246,302    27.6
  Leucadia Investors, Inc. (10).............................  61,575     6.9
  BankBoston Investments Inc. ("BankBoston") (11)...........  96,998     9.8

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

Item 13. Certain Relationships and Related Transactions

  The Jordan Company. On September 1, 1994, the Company entered into the TJC Consulting Agreement with an affiliate of The Jordan Company. The TJC Consulting Agreement was subsequently amended on February 7, 1996. Under the TJC Consulting Agreement, the Company retained an affiliate of The Jordan Company to render consulting services to it regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders, and the operation and expansion of their business. The TJC Consulting Agreement expires on September 1, 2004, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The TJC Consulting Agreement provides for an annual consulting fee payable on a quarterly basis not to exceed $600,000 (as determined in the TJC Consulting Agreement). In addition, the TJC Consulting Agreement provides for payment to the affiliate of The Jordan Company of: (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries and (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of TJC. During fiscal 1998, 1997 and 1996, the Company paid consulting fees to the affiliate of The Jordan Company of approximately $600,000 pursuant to the terms of the TJC Consulting Agreement. In connection with the 1998 Acquisition Credit Agreement, the Company incurred a $578,500 refinancing fee for The Jordan Company. In connection with the acquisitions on June 26, 1997 and September 30, 1997 by the Company of an aggregate of 56 Burger King restaurant franchises located in the State of North Carolina, the Company paid to the affiliate of The Jordan Company an investment banking fee of $1.0. The Company believes that the terms of the TJC Consulting Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Messrs. Jordan, Zalaznick and Caputo are partners of The Jordan Company.

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

  Members of the Board of Directors. The Company leased the land and buildings for two Burger King restaurants under noncancelable operating leases from an entity that is owned by Mr. Jaro. The leases required total monthly rental payments of $20,600. For the fiscal years ended December 29, 1997 and December 30, 1996, the Company recorded rent expense of $247,000 under these leases. The Company believed that the terms of these leases were comparable to the terms it would have obtained from disinterested third parties for comparable sites.

  Pursuant to the provisions of BKC's franchise agreements, Messrs. Jaro, Osborn and Hubert, as managing owners and owners, have guaranteed the obligations of the Company and its subsidiaries under each franchise agreement and each lease agreement in which BKC is the lessor.

  The Company has adopted a policy to provide that future transactions between the Company and its officers, directors and other affiliates must: (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

    1. TJC Consulting Agreement

    2. Jaro Employment Agreement

    3. Osborn Employment Agreement

    4. Hubert Employment Agreement

    5. Aaseby Employment Agreement

    6. Vasatka Employment Agreement

    7. New Osborn Employment Agreement

    8. Hothorn Employment Agreement

                              Reports on Form 8-K

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois, on March xx, 1999.

                                          AmeriKing, Inc.

                                                             *
                                          By: _________________________________
                                                      Lawrence E. Jaro
                                                Managing Owner, Chairman and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended registration statement has been signed by the following persons in the capacities indicated on the xx day of March, 1999.

                 Signature                                     Title
                 ---------                                     -----


                      *                     Managing Owner, Chairman and Chief
___________________________________________   Executive Officer (Principal Executive
             Lawrence E. Jaro                 Officer)

                      *                     Vice Chairman
___________________________________________
             William C. Osborn

                      *                     Director and Chief Operating Officer
___________________________________________
              Gary W. Hubert

                      *                     Chief Financial Officer and Corporate
___________________________________________   Secretary (Principal Financial and
              Joel D. Aaseby                  Accounting Officer)

                      *                     Director and Vice President
___________________________________________
          A. Richard Caputo, Jr.

                      *                     Director
___________________________________________
              Thomas H. Quinn

                      *                     Director
___________________________________________
             John W. Jordan II

                      *                     Director
___________________________________________
            David W. Zalaznick

     /s/ A. Richard Caputo, Jr.
By: _________________________________
        A. Richard Caputo, Jr.
         As Attorney-in-Fact

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

                                                                  Sequentially
  Exhibit                                                           Numbered
  Number                        Description                           Page
  -------                       -----------                       ------------
 10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL
           BANK OF BOSTON AND THE OTHER LENDING INSTITUTIONS,
           LISTED THERETO AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.52 to
           AmeriKing's Form 10-K for the year ended December
           30, 1996 and incorporated herein by reference)......         *
 10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC,
           AMERIKING ENTERPRISES, AMERIKING COLORADO
           CORPORATION I, AMERIKING ILLINOIS CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I, AMERIKING
           VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 10.53 to AmeriKing's
           Form 10-K for the year ended December 30, 1996 and
           incorporated herein by reference)...................         *
 10.54     THIRD AMENDED AND RESTATED REVOLVING CREDIT
           AGREEMENT dated as of June 17, 1997 among NATIONAL
           RESTAURANT ENTERPRISES, INC., AMERIKING INC. and
           BANKBOSTON, N.A.....................................         *
 11++++    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE.....
 12++++    STATEMENTS RE: COMPUTATION OF RATIOS................
 21        SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)...............         *
 23.1      CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit
           23.1 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 23.2      CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2
           to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)........         *
 24        POWER OF ATTORNEY...................................         *
 25        T-1 FOR EXCHANGE DEBENTURE INDENTURE................         *
 26        T-1 FOR SENIOR NOTE INDENTURE.......................         *
 27++++    FINANCIAL DATA SCHEDULE.............................

--------
*   Previously filed.
++ The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.