Form 10-Q
period 1999-03-29
AMERIKING INC
filed 1999-05-07
CIK 1014599

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

                 For the quarterly period ended March 29, 1999

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                       Commission file number 333-04261

                                AmeriKing, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              36-3970707
     (State or other jurisdiction                 (I.R.S. employer
   of incorporation or organization)             identification no.)

   2215 Enterprise Drive, Suite 1502                    60154
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

  The number of shares outstanding of each of the registrant's classes of common stock as of May 4, 1999 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1. Financial Statements........................................     2

    Item 2. Management's Duscussion and Analysis of Financial Condition      8
            and Results of Operations...................................

    Item 3. Quantative and Qualitive Disclosures About Market Risk......    11

 PART II
    Item 6. Exhibits, and Reports on Form 8-K...........................    12

                                    PART I

  Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of AmeriKing, Inc. ("AmeriKing" or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, governmental regulations; regional weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

Recent Developments

  On April 13, 1999, the Company purchased one restaurant in Virginia for approximately $0.3 million including transaction fees and acquisition related expenditures.

  On April 29, 1999, the Company purchased 9 restaurants in Illinois for approximately $4.6 million including transaction fees and acquisition related expenditures.

Item 1. Financial Statements and Supplementary Data

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
                                   SUBSIDIARY

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of March 29, 1999 and December 28, 1998...    3

Consolidated Statements of Operations for the quarters ended March 29,
 1999 and March 30, 1998.................................................    4

Consolidated Statements of Stockholders' Equity (Deficit) for the quarter ended March 29, 1999 and the fiscal years ended December 28, 1998 and
 December 29, 1997.......................................................    5

Consolidated Statements of Cash Flows for the quarters ended March 29,
 1999 and March 30, 1998.................................................    6

Notes to Consolidated Financial Statements...............................    7

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      March 29, 1999 and December 28, 1998

                                                      March 29,    December 28,
                                                         1999          1998
                       ASSETS                        (unaudited)
                       ------                        ------------  ------------
Current Assets:
  Cash and cash equivalents......................... $ 12,924,000  $ 10,591,000
  Accounts receivable...............................    1,671,000     2,512,000
  Inventories.......................................    2,995,000     2,546,000
  Prepaid expenses..................................      423,000       465,000
  Current portion of deferred income taxes..........      123,000       123,000
                                                     ------------  ------------
    Total current assets............................   18,136,000    16,237,000
Property and equipment..............................   73,265,000    62,974,000
Goodwill............................................  171,173,000   145,327,000
Deferred income taxes...............................    1,448,000     1,448,000
Other assets:
  Deferred financing costs..........................    6,284,000     6,597,000
  Deferred organization costs.......................          --          2,000
  Franchise agreements..............................    7,236,000     6,134,000
                                                     ------------  ------------
    Total other assets..............................   13,520,000    12,733,000
                                                     ------------  ------------
    Total........................................... $277,542,000  $238,719,000
                                                     ============  ============
        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
        -----------------------------------
Current Liabilities:
  Accounts payable and other accrued expenses....... $ 18,337,000  $ 15,931,000
  Accrued payroll and related expenses..............    6,488,000     8,459,000
  Accrued taxes payable.............................    4,241,000     3,998,000
  Note payable......................................      500,000     2,657,000
  Current portion of long-term debt.................      771,000       753,000
                                                     ------------  ------------
    Total current liabilities.......................   30,337,000    31,798,000
Long-term debt--Less current portion................  215,409,000   175,836,000
Other long-term liabilities.........................    2,150,000       808,000
                                                     ------------  ------------
    Total liabilities...............................  247,896,000   208,442,000
Commitments and contingencies
Senior preferred stock..............................   40,360,000    39,093,000
Stockholders' equity (deficit):
  Preferred stock...................................           75            75
  Common stock......................................        9,030         9,030
  Accumulated deficit...............................  (10,723,105)   (8,825,105)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............  (10,714,000)   (8,816,000)
                                                     ------------  ------------
    Total........................................... $277,542,000  $238,719,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Quarters Ended March 29, 1999 and March 30, 1998
                                  (unaudited)

                                       December             December
                                          29,                  30,
                                        1998 to              1997 to
                                       March 29,   % of     March 30,   % of
                                         1999      Sales      1998      Sales
                                      -----------  -----   -----------  -----
Sales
  Restaurant food sales.............. $81,507,000   97.6%  $69,013,000   97.0%
  Non-food sales.....................   2,042,000    2.4     2,115,000    3.0
                                      -----------  -----   -----------  -----
    Total sales......................  83,549,000  100.0    71,128,000  100.0
Restaurant operating expenses:
  Cost of food sales.................  24,420,000   29.2    20,666,000   29.1
  Cost of non-food sales.............   1,624,000    1.9     1,903,000    2.7
  Restaurant labor and related costs.  22,715,000   27.2    18,554,000   26.1
  Occupancy..........................   9,085,000   10.9     7,477,000   10.5
  Depreciation and amortization of
   goodwill and franchise agreements.   3,489,000    4.2     2,776,000    3.9
  Advertising........................   4,243,000    5.1     3,656,000    5.1
  Royalties..........................   2,853,000    3.4     2,415,000    3.4
  Other restaurant operating
   expenses..........................   6,880,000    8.2     6,215,000    8.7
                                      -----------  -----   -----------  -----
    Total restaurant operating
     expenses........................  75,309,000   90.1    63,662,000   89.5
General and administrative expenses..   4,026,000    4.9     2,987,000    4.2
Other operating expenses:
  Depreciation expense--office.......     264,000    0.3       174,000    0.2
  (Gain)/loss on disposal of fixed
   assets............................     (76,000)  (0.1)       41,000    0.1
  Management and directors' fees.....     162,000    0.2       162,000    0.2
                                      -----------  -----   -----------  -----
    Total other operating expenses...     350,000    0.4       377,000    0.5
                                      -----------  -----   -----------  -----
Operating Income.....................   3,864,000    4.6     4,102,000    5.8
Other income (Expense):
  Interest expense...................  (4,502,000)  (5.4)   (4,008,000)  (5.6)
  Amortization of deferred costs.....    (269,000)  (0.3)     (184,000)  (0.3)
  Other income (expense)--net........      49,000    0.1      (345,000)  (0.5)
                                      -----------  -----   -----------  -----
    Total other expense..............  (4,722,000)  (5.6)   (4,537,000)  (6.4)
                                      -----------  -----   -----------  -----
Loss before income tax benefit.......    (858,000)  (1.0)     (435,000)  (0.6)
Income tax benefit...................    (257,000)  (0.3)     (131,000)  (0.2)
                                      -----------  -----   -----------  -----
Net loss.............................    (601,000)  (0.7)%    (304,000)  (0.4)%
Preferred stock dividends
 (cumulative, undeclared)............    (143,000)            (113,000)
Senior preferred stock dividends.....  (1,267,000)          (1,131,000)
Amortization of senior preferred
 stock issuance costs................     (30,000)             (30,000)
                                      -----------          -----------
Loss available to common
 stockholders........................ $(2,041,000)         $(1,578,000)
                                      ===========          ===========
Weighted average number of shares
 outstanding--basic and diluted......     902,992              902,992
                                      -----------          -----------
Net loss per common share--basic and
 diluted............................. $     (2.26)         $     (1.75)
                                      ===========          ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

  For the Quarter Ended March 29, 1999 and the Fiscal Years Ended December 28,
                                      1998
                             and December 29, 1997

                                           Additional    Retained
                          Preferred Common  Paid-In      Earnings
                            Stock   Stock   Capital     (Deficit)       Total
                          --------- ------ ----------  ------------  ------------
BALANCE--December 30,
 1996...................    $  7    $8,933 $7,277,992  $ (6,854,000) $    433,000
  Dividends on senior
   preferred stock......                   (4,112,000)                 (4,112,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (129,000)                   (129,000)
  Recapitalization of
   common stock.........                97        903                       1,000
  Net loss..............                                 (2,034,000)   (2,034,000)
                            ----    ------ ----------  ------------  ------------
BALANCE--December 29,
 1997...................       7     9,030  3,037,895    (8,888,000)   (5,841,000)
  Dividends on senior
   preferred stock......                   (2,927,895)   (1,750,105)   (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs.......                    (110,000)                   (110,000)
  Net loss..............                                  1,813,000     1,813,000
                            ----    ------ ----------  ------------  ------------
BALANCE--December 28,
 1998...................       7     9,030        --     (8,825,105)   (8,816,000)
  Dividends on senior
   preferred stock......                                 (1,267,000)   (1,267,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                    (30,000)      (30,000)
  Net loss..............                                   (601,000)     (601,000)
                            ----    ------ ----------  ------------  ------------
BALANCE--March 29, 1999.    $  7    $9,030 $      --   $(10,723,105) $(10,714,000)
                            ====    ====== ==========  ============  ============



                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Quarters Ended March 29, 1999 and March 30, 1998
                                  (unaudited)

                                                     December 29,  December 30,
                                                       1998 to       1997 to
                                                      March 29,     March 30,
                                                         1999          1998
                                                     ------------  ------------
Cash flows from operating activities:
  Net (loss)........................................ $   (601,000) $  (304,000)
    Adjustments to reconcile net loss to net cash
     flows from operating activities:
      Depreciation and amortization.................    4,022,000    3,134,000
      (Gain) Loss on disposal of fixed assets.......      (76,000)      41,000
    Changes in:
      Accounts receivable...........................      841,000       61,000
      Inventories...................................     (449,000)     233,000
      Prepaid expenses..............................       42,000      399,000
      Accounts payable, accrued expenses and other
       long-term liabilities........................    2,020,000    3,585,000
                                                     ------------  -----------
        Net cash flows from operating activities....    5,799,000    7,149,000
Cash flows from investing activities:
  Purchase of restaurant franchise agreements,
   equipment and goodwill...........................  (38,223,000)  (1,946,000)
  Cash paid for franchise agreements................     (122,000)    (106,000)
  Cash paid for property and equipment..............   (2,588,000)  (2,391,000)
                                                     ------------  -----------
        Net cash flows used for investing
         activities.................................  (40,933,000)  (4,443,000)
Cash flows from financing activities:
  Advances under line of credit.....................   39,773,000    1,500,000
  Cash paid for financing costs.....................       33,000          --
  Payments on short-term debt.......................   (2,157,000)         --
  Payments on long-term debt........................     (182,000)    (110,000)
  Payments on capital leases........................          --       (44,000)
                                                     ------------  -----------
        Net cash flows from financing activities....   37,467,000    1,346,000
                                                     ------------  -----------
Net change in cash and cash equivalents.............    2,333,000    4,052,000
Cash and cash equivalents--beginning of quarter.....   10,591,000    7,532,000
                                                     ------------  -----------
Cash and cash equivalents--end of quarter........... $ 12,924,000  $11,584,000
                                                     ============  ===========
Supplemental disclosures of cash flow information:
  Cash paid during the quarter for interest......... $  2,069,000  $ 1,207,000
                                                     ============  ===========
  Cash paid during the quarter for income taxes..... $     27,000  $    29,000
                                                     ============  ===========
Supplemental disclosure of noncash investing and
 financing activities:
  Senior preferred stock dividends.................. $  1,267,000  $ 1,131,000
  Amortization of senior preferred stock issuance
   costs............................................       30,000       30,000
                                                     ------------  -----------
        Total....................................... $  1,297,000  $ 1,161,000
                                                     ============  ===========

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of March 29, 1999 and December 28, 1998, the results of operations for the quarters ended March 29, 1999 and March 30, 1998 and cash flows for the quarters ended March 29, 1999 and March 30, 1998. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 28, 1998 filed on March 24, 1999.

  The results of operations for the quarters ended March 29, 1999 and March 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

  Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Net Loss Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the quarters ended March 29, 1999 and March 30, 1998 due to the antidilutive effect of the stock options and warrants in the respective quarters.

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

  Reclassifications--Certain information in the consolidated financial statements for the quarter ended March 30, 1998 have been reclassified to conform to the current reporting format.

  New Accounting Standards--In February 1998, the FASB issued SFAS 132, "Employees' Disclosures About Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of this new standard did not have an effect on the Company's financial statements because it has no such benefit plans.

  In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in the third quarter of 1999. At March 29, 1999, the Company has no derivative instruments or hedging activities.

2. Acquisitions

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

  EBITDA represents operating income plus depreciation and amortization and other expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

 Quarter ended March 29, 1999 Compared to Quarter ended March 30, 1998

  Restaurant Sales. Total sales increased $12.4 million or 17.5% during the quarter ended March 29, 1999, to $83.5 million, from $71.1 million during the quarter ended March 30, 1998, due primarily to the inclusion of the 45 and 30 restaurants purchased in 1999 and 1998, respectively. In addition, the Company developed 3 and 17 restaurants in 1999 and 1998, respectively. Newly acquired restaurants accounted for $15.0 million of the total increase in restaurant sales, while new restaurant development accounted for $4.3 million of the increase in sales. Total sales were reduced by $.5 million during the quarter due to the restaurants that were closed in 1998. Sales at the comparable restaurants, including only those restaurants owned by the Company at March 29, 1999, decreased 7.6% for the quarter ended March 29, 1999.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $11.6 million, or 18.3% during the quarter ended March 29, 1999, to $75.3 million from $63.7 million in the quarter ended March 30, 1998. As a percentage of sales, restaurant operating expenses increased 0.6%, to 90.1% during the quarter ended March 29, 1999 from 89.5% during the quarter ended March 30, 1998.

  Cost of food sales increased $3.8 million and increased 0.1% as a percentage of sales to 29.2% during the quarter ended March 29, 1999 from 29.1% during the quarter ended March 30, 1999. The increase in cost of food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. The percentage of sales has remained relatively constant due to the stability of commodity pricing.

  Cost of non-food sales decreased $0.3 million during the quarter ended March 29, 1999, and decreased 0.8% as a percentage of sales to 1.9% during the quarter ended March 29, 1999 from 2.7% in the quarter ended March 30, 1998. The decrease in cost of non-food sales is due to the continued improvement of the margins at the convenience stores.

  Restaurant labor and related costs increased $4.2 million during the quarter ended March 29, 1999, and increased 1.1% as a percentage of restaurant sales to 27.2% during the quarter ended March 29, 1999 from 26.1% in the quarter ended March 30, 1998. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the fixed component of salaries against a lower same store sales base.

  Depreciation and amortization increased $0.7 million during the quarter ended March 29, 1999, to $3.5 million from $2.8 million in the quarter ended March 30, 1998. As a percentage of sales, depreciation and amortization expense increased 0.3% to 4.2% in the quarter ended March 29, 1999 from 3.9% in the quarter ended March 30, 1998. The increase was due primarily to the increase in goodwill amortization resulting from the newly acquired restaurants.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $3.3 million during the quarter ended March 29, 1999 and decreased 0.1% as a percentage of sales to 27.6% in the quarter ended March 29, 1999 from 27.7% in the quarter ended March 30, 1998. This percentage decrease is primarily due to the inclusion of newly acquired and developed restaurants, as well as an increase in utilities expense for this winter compared to the mild winter experienced last year throughout the country.

  General and Administrative Expenses. General and administrative expenses increased $1.0 million during the quarter ended March 29, 1999 and increased 0.7% as a percent of sales to 4.9% during the quarter ended March 29, 1999 from 4.2% during the quarter ended March 30, 1998. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Operating Income. Operating income decreased $0.2 million to $3.9 million during the quarter ended March 29, 1999 from $4.1 million for the quarter ended March 30, 1998. As a percentage of sales, operating income decreased 1.2%, to 4.6% during the quarter ended March 29, 1999 from 5.8% for the quarter ended March 30, 1998. This percentage decrease is primarily a result of the increase in restaurant operating expenses.

  Other Income (Expense). Other income (expense) increased $0.2 million during the quarter ended March 29, 1999 to $4.7 million from $4.5 million in the quarter ended March 30, 1998. The increase in other income (expense) is due to higher interest expense related to the increase in the line of credit due to the 1999 and 1998 acquisitions.

  EBITDA. As defined in Item 2, EBITDA increased $0.4 million to $7.7 million for the quarter ended March 29, 1999 from $7.3 million for the quarter ended March 30, 1998. As a percentage of restaurant sales, EBITDA decreased 1.0%, to 9.2% for the quarter ended March 29, 1999 from 10.2% for the quarter ended March 30, 1998.

 Liquidity and Capital Resources

  Net cash flows from operating activities decreased $1.3 million during the quarter ended March 29, 1999, to $5.8 million, from $7.1 million during the quarter ended March 30, 1998. The decrease is primarily due to an increase in net loss and an increase in working capital.

  Capital spending for the quarter ended March 29, 1999 was $40.9 million of which $38.2 million included transaction fees and related expenditures for the acquisition of 30 restaurants in Wisconsin and Michigan, 13 restaurants in Ohio, and 2 restaurants in Illinois. In addition, the Company developed 3 new restaurants in the quarter ended March 29, 1999.

  During the quarter ended March 29, 1999, borrowings of $39.8 million were incurred of which included $35.7 million for the acquisition of 45 restaurants in Illinois, Ohio, Wisconsin, Michigan, and Kentucky. New restaurant development accounted for $1.9 million, with the remainder related to existing restaurants and corporate infrastructure additions.

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

  The Company believes that available cash on hand together with its available credit of $30.5 million under its Amended and Restated Credit Agreement, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for the remainder of fiscal 1999.

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

  Based on assessment efforts to date, the Company presently does not believe that the Y2K issue will have a material adverse effect on its financial condition or results of operations. The Company has received assurances from its major suppliers (including vendors and partners) that they are addressing the Y2K issue, and that products purchased by the Company from such suppliers will function properly in year 2000 and thereafter. However, it is impossible to access the potential consequences in the event of service interruptions from suppliers, or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking or government. In the unlikely event that the Company would lose vital utilities such as electricity, gas, water or communications, the business or operations could be adversely affected. However, if the point of sale terminals were to fail, the Company could place a manual check out procedure into place until the terminals could be brought back on-line with minimal disruption to its customers. Or, if vital suppliers could not deliver the necessary goods (such as meat and produce) the Company has enough resources available to obtain goods from other suitable suppliers. The Company operates a large number of geographically dispersed stores and has a large supplier base, which should mitigate any adverse impact.

  The Company estimates it will incur less than $1.0 million in expenses to ensure that all systems will function properly with respect to dates in the year 2000. These expenses include the replacement of the Company's I.B.M. point of sale terminals as well as minor modifications to the point of sale system. These expenses are not expected to have a material impact on the financial position, results of operations or liquidity of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $110.6 million at March 29, 1999. Of this balance, the BankBoston revolver comprised $107.4 million bearing an interest rate calculated at the lesser of BankBoston's base rate or the Eurodollar rate plus 2.5%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.4 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.8 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $0.4 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

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

    1. TJC Consulting Agreement

    2. Jaro Employment Agreement

    3. Osborn Employment Agreement

    4. Hubert Employment Agreement

    5. Aaseby Employment Agreement

    6. Vasatka Employment Agreement

    7. New Osborn Employment Agreement

    8. Hothorn Employment Agreement

                              Reports on Form 8-K

  On March 03, 1999, the Company filed a Current Report on Form 8-K, announcing under Item 2 the consummation of the purchase of 30 restaurants in Wisconsin and the Upper Peninsula of Michigan.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois.

                                          Ameriking, Inc.

             May 7, 1999                  /s/ Lawrence E. Jaro
Date ________________________________     -------------------------------------
                                          Lawrence E. Jaro

             May 7, 1999                  Managing Owner, Chairman and
Date ________________________________     Chief Executive Officer

                                          /s/ Joel Aaseby
                                          -------------------------------------
                                          Joel Aaseby
                                          Chief Financial Officer and
                                          Corporate Secretary (Principal
                                          Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  1.1      FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING....         *
  1.2      FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING....         *
  2.1++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN BURGER KING CORPORATION ("BKC") AND NATIONAL
           RESTAURANT ENTERPRISES, INC. ("ENTERPRISES") (Filed
           as exhibit 2.1 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.2++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN JARO ENTERPRISES, INC. AND AMERIKING, INC.
           (FORMERLY KNOWN AS NRE HOLDINGS, INC.) ("AMERIKING")
           (Filed as exhibit 2.2 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.3++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN JARO RESTAURANTS, INC. AND AMERIKING (Filed
           as exhibit 2.3 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.4++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN TABOR RESTAURANTS ASSOCIATES, INC. AND
           AMERIKING (Filed as exhibit 2.4 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  2.5++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1,
           1994, BETWEEN JB RESTAURANTS, INC. AND AMERIKING
           (Filed as exhibit 2.5 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.6++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN CASTLEKING, INC. AND AMERIKING (Filed as
           exhibit 2.6 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.7++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN OSBURGER, INC. AND AMERIKING (Filed as
           exhibit 2.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.8++    PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING
           (Filed as exhibit 2.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.9++    PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994,
           BY AND AMONG SHELDON T. FRIEDMAN, BNB LAND VENTURE,
           INC. AND ENTERPRISES (Filed as exhibit 2.9 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  2.10++   ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
           AMONG DMW, INC., DANIEL L. WHITE AND AMERIKING
           COLORADO CORPORATION I (Filed as exhibit 2.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  2.11++   ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND
           AMONG WSG, INC., DANIEL L. WHITE, SUSAN J. WAKEMAN,
           GEORGE ALAIZ, JR. AND AMERIKING COLORADO CORPORATION
           I (Filed as exhibit 2.11 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  2.12++   PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND
           AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
           2.12 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
  2.13++   PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG RO-LANK, INC., THE SHAREHOLDERS OF RO-LANK,
           INC. AND AMERIKING TENNESSEE CORPORATION I (Filed as
           exhibit 2.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.14++   PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995,
           BY AND AMONG C&N DINING, INC. AND AFFILIATES AND
           AMERIKING VIRGINIA CORPORATION I (Filed as exhibit
           2.14 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
  2.15++   AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
           FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND
           AFFILIATES AND AMERIKING VIRGINIA CORPORATION I
           (Filed as exhibit 2.15 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  2.16++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN THIRTY-FORTY, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  2.17++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN HOUSTON, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.17 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  2.18++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN FIFTH & RACE, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.18 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  2.19     ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC.,
           THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
           exhibit 2.19 to AmeriKing's Form 10-Q for the quarter
           ended March 30, 1998 and incorporated herein by
           reference)...........................................         *
  2.20     AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among
           F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P
           ENTERPRISES, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.20 to
           AmeriKing's Form 10-Q for the quarter ended March 30,
           1998 and incorporated herein by reference)...........         *
  2.21     ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.21
           to AmeriKing's Form 10-Q for the quarter ended March
           30, 1998 and incorporated herein by reference).......         *
  2.22     ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.22
           to AmeriKing's Form 10-Q for the quarter ended March
           30, 1998 and incorporated herein by reference).......         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  2.23     AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 Among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.23
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)..         *
  2.24     AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.24
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)..         *
  2.25     AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.25
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)..         *
  2.26     AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.26
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)..         *
  2.27     REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
           among T&B LEASING, THOMAS FICKLING AND WILLIAM
           PRENTICE (the "PARTNERS"), AND CASTLE PROPERTIES,
           LLC. (Filed as exhibit 2.27 to AmeriKing's Current
           Report on Form 8-K filed on July 14, 1997 and
           incorporated herein by reference)....................         *
  2.28     AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated April 8, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "PARTNERS") AND
           CASTLE PROPERTIES, LLC. (Filed as exhibit 2.28 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference).......         *
  2.29     AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "PARTNERS"),
           CASTLE PROPERTIES, LLC AND NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.29 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference).......         *
  2.30     AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE, INVESTORS TITLE
           EXCHANGE CORPORATION, AND NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.30 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference).......         *
  2.31     REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
           among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "GENERAL
           PARTNERS"), AND CASTLE PROPERTIES, LLC. (Filed as
           exhibit 2.31 to AmeriKing's Current Report on Form 8-
           K filed on July 14, 1997 and incorporated herein by
           reference)...........................................         *
  2.32     AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated April 8, 1997 among W&W INVESTMENTS LIMITED
           PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE
           (the "PARTNERS") AND CASTLE PROPERTIES, LLC. (Filed
           as exhibit 2.32 to AmeriKing's Current Report on Form
           8-K filed on July 14, 1997 and incorporated herein by
           reference)...........................................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  2.33     AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among W&W INVESTMENT LIMITED
           PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE
           (the "GENERAL PARTNERS"), CASTLE PROPERTIES, LLC AND
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
           exhibit 2.33 to AmeriKing's Current Report on Form 8-
           K filed on July 14, 1997 and incorporated herein by
           reference)...........................................         *
  2.34     STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among
           THE SHAREHOLDERS OF B&J RESTAURANTS, INC., and
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
           exhibit 2.34 to AmeriKing's Form 10-Q for the quarter
           ended June 30, 1997).................................         *
  3.1      AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
           AMERIKING (Filed as exhibit 3.1 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  3.2      AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
           exhibit 3.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.1      STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON
           THE SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.2      CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS
           AGREEMENT, DATED NOVEMBER 30, 1994, BY AND AMONG
           AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.3      CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS
           AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
           AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.3 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.4      AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND
           AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)...........         *
  4.5      MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, TABOR RESTAURANT
           ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO
           RESTAURANTS, INC., JB RESTAURANTS, INC., CASTLEKING,
           INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC.,
           LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL
           AASEBY, DONALD STAHURSKI AND SCOTT VASATKA (Filed as
           exhibit 4.5 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.6      STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN AMERIKING AND SCOTT VASATKA (Filed as exhibit
           4.6 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  4.7      STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN AMERIKING AND DONALD STAHURSKI (Filed as
           exhibit 4.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.8      WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON
           (Filed as exhibit 4.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.9      COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS
           INC. (Filed as exhibit 4.9 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  4.10     FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED NOVEMBER 30, 1994 (Filed as exhibit 4.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.11     SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.12     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO MCIT PLC IN THE AGGREGATE PRINCIPAL
           AMOUNT OF $11,000,000 (Filed as exhibit 4.12 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.13     AMENDED AND RESTATED DEFERRED LIMITED INTEREST
           GUARANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO
           MCIT PLC (Filed as exhibit 4.13 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  4.14     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO ENTERPRISES, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $1,224,000 (Filed as
           exhibit 4.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.15     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO RESTAURANTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $112,000 (Filed as
           exhibit 4.15 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.16     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JB RESTAURANTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $2,019,000 (Filed as
           exhibit 4.16 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.17     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.18     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO WHITE-OSBORN RESTAURANTS, INC. IN
           THE AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as
           exhibit 4.18 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  4.19     SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.19 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  4.20     COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.20 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
  4.21     JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994,
           FROM AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as
           exhibit 4.21 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.22     SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995,
           FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
           exhibit 4.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.23     AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21,
           1996, FROM AMERIKING TENNESSEE CORPORATION I TO BKC
           IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067
           (Filed as exhibit 4.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.24     GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO
           AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.25     RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE
           JARO AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.25
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.26     PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM
           AMERIKING COLORADO CORPORATION I TO FRANCHISE
           ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit 4.26
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  4.27     AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14,
           1995, FROM AMERIKING COLORADO CORPORATION I TO
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 4.27 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.28     COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7,
           1996, FROM AMERIKING TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.28 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.29     SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996,
           FROM ENTERPRISES TO PMI MEZZANINE FUND, L.P. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $15,000,000. (Filed as
           exhibit 4.29 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
  4.30     SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
           AMERIKING VIRGINIA CORPORATION I AND AMERIKING
           CINCINNATI CORPORATION I TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.30 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *

                                                                    Sequentially
  Exhibit                                                             Numbered
  Number                         Description                            Page
  -------                        -----------                        ------------
  4.31     SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.31 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference).         *
  4.32     SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.32 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference).         *
  4.33     SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS (Filed as exhibit
           4.33 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)..........         *
  4.34     LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM
           AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON, THE
           OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
           THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 4.34 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
  4.35     GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING
           VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
           CORPORATION I TO THE FIRST NATIONAL BANK OF BOSTON,
           THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
           THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 4.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
  4.36     UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA
           ACQUISITION CORPORATION (Filed as exhibit 4.36 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
  4.37     FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE
           WARRANT FROM AMERIKING TO PMI MEZZANINE FUND, L.P.....         *
  4.38     INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
  4.39     FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38).......         *
  4.40     INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO EXCHANGE DEBENTURES (Filed as exhibit 4.40 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
  4.41     INTENTIONALLY OMITTED.................................         *
  4.42     FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT
           4.40).................................................         *

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

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.4      STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.4 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.5      AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY
           7, 1996, BY AND AMONG AMERIKING AND THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON AS AGENT (Filed as
           exhibit 10.5 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.6      SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
           AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           CINCINNATI CORPORATION I AND THE FIRST NATIONAL BANK
           OF BOSTON (Filed as exhibit 10.6 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.7      STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG ENTERPRISES, AMERIKING VIRGINIA CORPORATION
           I, AMERIKING CINCINNATI CORPORATION I AND THE FIRST
           NATIONAL BANK OF BOSTON (Filed as exhibit 10.7 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.8      AMENDED AND RESTATED PURCHASE AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN AMERIKING AND MCIT PLC
           (Filed as exhibit 10.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.9      PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND MCIT PLC (Filed as exhibit 10.9 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.10     SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG BKC, MCIT PLC AND AMERIKING (Filed as
           exhibit 10.10 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.11     AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
           AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING
           AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit
           10.11 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 10.12     INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG BKC, AMERIKING VIRGINIA CORPORATION I,
           AMERIKING CINCINNATI CORPORATION I, LAWRENCE JARO,
           WILLIAM OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING
           AND THE FIRST NATIONAL BANK OF BOSTON (Filed as
           exhibit 10.12 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.13     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
           BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.13
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.14     RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21,
           1996, BETWEEN ENTERPRISES AND BKC (Filed as exhibit
           10.14 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.15     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
           BETWEEN ENTERPRISES AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.15 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.16     NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
           FUND, L.P. (Filed as exhibit 10.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.17     FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT,
           BY AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
           FUND, L.P............................................         *
 10.18     SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES, AMERIKING VIRGINIA
           CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I, AMERIKING COLORADO
           CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY
           HUBERT AND BKC (Filed as exhibit 10.18 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.19     SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           TENNESSEE CORPORATION I AND FFCA ACQUISITION
           CORPORATION (Filed as exhibit 10.19 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.20     LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
           VIRGINIA CORPORATION I, AMERIKING TENNESSEE
           CORPORATION I AND FFCA ACQUISITION CORPORATION (Filed
           as exhibit 10.20 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.21     FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND
           FRANCHISEE (Filed as exhibit 10.21 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.22     SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as
           exhibit 10.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.23     FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed
           as exhibit 10.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.24     SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as
           exhibit 10.24 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.25     FORM OF GUARANTEE, INDEMNIFICATION AND
           ACKNOWLEDGEMENT OF BKC FRANCHISE AGREEMENT (Filed as
           exhibit 10.25 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.26     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
           OF BKC LEASE AGREEMENT (Filed as exhibit 10.26 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *

                                                                    Sequentially
  Exhibit                                                             Numbered
  Number                         Description                            Page
  -------                        -----------                        ------------
 10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, ENTERPRISES AND BKC
           (Filed as exhibit 10.27 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21,
           1995, BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
           CORPORATION I AND BKC (Filed as exhibit 10.28 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
           ENTERPRISES AND BKC (Filed as exhibit 10.29 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN AMERIKING VIRGINIA CORPORATION I AND JOSEPH J.
           NAPARLO (Filed as exhibit 10.30 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
           AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.32     INTENTIONALLY OMITTED.................................         *
 10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
           SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.33 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN LAWRENCE JARO AND
           ENTERPRISES (Filed as exhibit 10.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND
           ENTERPRISES (Filed as exhibit 10.36 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN GARY HUBERT AND ENTERPRISES
           (Filed as exhibit 10.37 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND ENTERPRISES
           (Filed as exhibit 10.38 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN SCOTT VASATKA AND
           ENTERPRISES (Filed as exhibit 10.39 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.40     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY
           1, 1997, BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 10.40
           to AmeriKing's Form 10-Q for the three quarters ended
           September 29, 1997 and incorporated herein by
           reference)...........................................         *
 10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG
           AMERIKING AND EACH OF THE SIGNATORIES TO THIS
           REGISTRATION STATEMENT (Filed as exhibit 10.41 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.42     INTENTIONALLY OMITTED................................
 10.43     INTENTIONALLY OMITTED................................
 10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS
           HEADQUARTERS (Filed as exhibit 10.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995,
           BETWEEN AMERIKING COLORADO CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.45 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996,
           BETWEEN AMERIKING TENNESSEE CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.46 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC,
           AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE OF THE
           HOLDERS OF SENIOR NOTES UNDER THE INDENTURE (ATTACHED
           TO EXHIBIT 4.38).....................................         *
 10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT
           BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as
           exhibit 10.48 to AmeriKing's Form 10-K for the year
           ended December 30, 1996 and incorporated herein by
           reference)...........................................         *
 10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
           STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
           (Filed as exhibit 10.49 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference).................................         *
 10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE
           COMPANY (Filed as exhibit 10.50 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.51     AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING
           CREDIT AND LOAN AGREEMENT, DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
           OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE I THERETO AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.51 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)...........         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
           OF BOSTON AND THE OTHER LENDING INSTITUTIONS, LISTED
           THERETO AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 10.52 to AmeriKing's Form 10-
           K for the year ended December 30, 1996 and
           incorporated herein by reference)....................         *
 10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC,
           AMERIKING ENTERPRISES, AMERIKING COLORADO CORPORATION
           I, AMERIKING ILLINOIS CORPORATION I, AMERIKING
           TENNESSEE CORPORATION I, AMERIKING VIRGINIA
           CORPORATION I AND AMERIKING CINCINNATI CORPORATION I
           (Filed as exhibit 10.53 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference).................................         *
 10.54     THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
           dated as of June 17, 1997 among NATIONAL RESTAURANT
           ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON,
           N.A..................................................         *
 11++++    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE......
 12++++    STATEMENTS RE: COMPUTATION OF RATIOS.................
 21        SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 23.1      CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit
           23.1 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 23.2      CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 24        POWER OF ATTORNEY....................................         *
 25        T-1 FOR EXCHANGE DEBENTURE INDENTURE.................         *
 26        T-1 FOR SENIOR NOTE INDENTURE........................         *
 27++++    FINANCIAL DATA SCHEDULE..............................

--------
   * Previously filed.
  ++The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.