Form 10-Q
period 1999-07-28
AMERIKING INC
filed 1999-08-02
CIK 1014599

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

                 For the quarterly period ended June 28, 1999

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from
              _______________________ to _______________________

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of shares outstanding of each of the registrant's classes of common stock as of July 30, 1999 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1. Financial Statements........................................     2
             Management's Discussion and Analysis of Financial Condition
    Item 2. and Results of Operations...................................    10
    Item 3. Quantitative and Qualitative Disclosures About Market Risk..    14
 PART II
    Item 6. Exhibits, and Reports on Form 8-K 12........................    15

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

Item 1. Financial Statements and Supplementary Data

               INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                         AMERIKING, INC. AND SUBSIDIARY

                                                                            Page
                                                                            ----
Consolidated Balance Sheets as of June 28, 1999 and December 28, 1998.....    3

Consolidated Statements of Operations for the quarters ended June 28, 1999
 and June 29, 1998........................................................    4

Consolidated Statements of Operations for the two quarters ended June 28,
 1999 and June 29, 1998...................................................    5

Consolidated Statements of Stockholders' Equity (Deficit) for the two
 quarters ended June 28, 1999 and the fiscal years ended December 28, 1998
 and December 29, 1997....................................................    6

Consolidated Statements of Cash Flows for the two quarters ended June 28,
 1999 and June 29, 1998...................................................    7

Notes to Consolidated Financial Statements................................    8

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      June 28, 1999 and December 28, 1998

                                                       June 28,
                                                         1999      December 28,
                       ASSETS                        (unaudited)       1998
                       ------                        ------------  ------------
Current assets:
  Cash and cash equivalents......................... $  9,806,000  $ 10,591,000
  Accounts receivable...............................    2,305,000     2,512,000
  Inventories.......................................    3,657,000     2,546,000
  Prepaid expenses..................................    1,011,000       465,000
  Current portion of deferred income taxes..........      123,000       123,000
                                                     ------------  ------------
    Total current assets............................   16,902,000    16,237,000
Property and equipment..............................   77,239,000    62,974,000
Goodwill............................................  174,036,000   145,327,000
Deferred income taxes...............................    1,448,000     1,448,000
Other assets:
  Deferred financing costs..........................    6,033,000     6,597,000
  Deferred organization costs.......................          --          2,000
  Franchise agreements..............................    7,532,000     6,134,000
                                                     ------------  ------------
    Total other assets..............................   13,565,000    12,733,000
                                                     ------------  ------------
Total............................................... $283,190,000  $238,719,000
                                                     ============  ============
        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
        -----------------------------------
Current liabilities:
  Accounts payable and other accrued expenses....... $ 14,928,000  $ 15,931,000
  Accrued payroll and related expenses..............    8,923,000     8,459,000
  Accrued taxes payable.............................    5,106,000     3,998,000
  Note payable......................................      500,000     2,657,000
  Current portion of long-term debt.................      790,000       753,000
                                                     ------------  ------------
    Total current liabilities.......................   30,247,000    31,798,000
Long-term debt--Less current portion................  220,674,000   175,836,000
Other long-term liabilities.........................    1,859,000       808,000
                                                     ------------  ------------
    Total liabilities...............................  252,780,000   208,442,000
Commitments and contingencies
Senior preferred stock..............................   41,668,000    39,093,000
Stockholders' equity (deficit):
  Preferred stock...................................           75            75
  Common stock......................................        9,030         9,030
  Accumulated deficit...............................  (11,267,105)   (8,825,105)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............  (11,258,000)   (8,816,000)
                                                     ------------  ------------
Total............................................... $283,190,000  $238,719,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Quarters Ended June 28, 1999 and June 29, 1998
                                  (unaudited)

                                         March 29,           March 30,
                                          1999 to             1998 to
                                         June 28,    % of    June 29,    % of
                                           1999      Sales     1998      Sales
                                        -----------  -----  -----------  -----
Sales
  Restaurant food sales................ $97,714,000   97.2% $76,568,000   97.2%
  Non-food sales.......................   2,796,000    2.8    2,200,000    2.8
                                        -----------  -----  -----------  -----
    Total sales........................ 100,510,000  100.0   78,768,000  100.0
Restaurant operating expenses:
  Cost of food sales...................  29,907,000   29.8   22,783,000   28.9
  Cost of non-food sales...............   2,273,000    2.3    1,740,000    2.2
  Restaurant labor and related costs...  25,912,000   25.8   20,038,000   25.4
  Occupancy............................  10,087,000   10.0    7,918,000   10.1
  Depreciation and amortization of
   goodwill and franchise agreements...   3,817,000    3.8    2,856,000    3.6
  Advertising..........................   5,172,000    5.1    4,060,000    5.2
  Royalties............................   3,420,000    3.4    2,680,000    3.4
  Other restaurant operating expenses..   8,259,000    8.2    6,537,000    8.3
                                        -----------  -----  -----------  -----
    Total restaurant operating
     expenses..........................  88,847,000   88.4   68,612,000   87.1
General and administrative expenses....   3,874,000    3.9    3,270,000    4.2
Other operating expenses:
  Depreciation expense--office.........     259,000    0.2      206,000    0.3
  Loss on disposal of fixed assets.....     290,000    0.3      113,000    0.1
  Management and directors' fees.......     175,000    0.2      188,000    0.2
                                        -----------  -----  -----------  -----
    Total other operating expenses.....     724,000    0.7      507,000    0.6
                                        -----------  -----  -----------  -----
Operating income.......................   7,065,000    7.0    6,379,000    8.1
Other income (expense):
  Interest expense.....................  (5,472,000)  (5.4)  (4,023,000)  (5.1)
  Amortization of deferred costs.......    (177,000)  (0.2)    (221,000)  (0.3)
  Other income (expense)--net .........    (237,000)  (0.2)      76,000    0.1
                                        -----------  -----  -----------  -----
    Total other expense................  (5,886,000)  (5.8)  (4,168,000)  (5.3)
                                        -----------  -----  -----------  -----
Income before income tax expense.......   1,179,000    1.2    2,211,000    2.8
Income tax expense.....................     385,000    0.4      664,000    0.8
                                        -----------  -----  -----------  -----
Net income.............................     794,000    0.8%   1,547,000    2.0%
Preferred stock dividends (cumulative,
 Undeclared)...........................    (145,000)           (113,000)
Senior preferred stock dividends.......  (1,308,000)         (1,131,000)
Amortization of senior preferred stock
 issuance costs........................     (30,000)            (30,000)
                                        -----------         -----------
Income (loss) available to common
 stockholders.......................... $  (689,000)        $   273,000
                                        ===========         ===========
Weighted average number of shares
 outstanding--basic....................     902,992             902,992
Dilutive effect of warrants............           0              96,998
                                        -----------         -----------
Weighted average number of common
 shares outstanding--diluted...........     902,992             999,990
                                        -----------         -----------
Net income (loss) per common share--
 basic................................. $     (0.76)        $      0.30
                                        ===========         ===========
Net income (loss) per common share--
 diluted............................... $     (0.76)        $      0.27
                                        ===========         ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Two Quarters Ended June 28, 1999 and June 29, 1998
                                  (unaudited)

                                      December 29,         December 30,
                                        1998 to              1997 to
                                        June 28,    % of     June 29,    % of
                                          1999      Sales      1998      Sales
                                      ------------  -----  ------------  -----
Sales
  Restaurant food sales.............. $179,221,000   97.4% $145,581,000   97.1%
  Non-food sales.....................    4,838,000    2.6     4,315,000    2.9
                                      ------------  -----  ------------  -----
    Total sales......................  184,059,000  100.0   149,896,000  100.0
Restaurant operating expenses:
  Cost of food sales.................   54,326,000   29.5    43,449,000   29.0
  Cost of non-food sales.............    3,897,000    2.1     3,643,000    2.4
  Restaurant labor and related costs.   48,627,000   26.4    38,592,000   25.7
  Occupancy..........................   19,172,000   10.4    15,395,000   10.3
  Depreciation and amortization of
   goodwill and Franchise agreements.    7,306,000    4.0     5,632,000    3.8
  Advertising........................    9,415,000    5.1     7,716,000    5.1
  Royalties..........................    6,273,000    3.4     5,095,000    3.4
  Other restaurant operating
   expenses..........................   15,140,000    8.3    12,752,000    8.5
                                      ------------  -----  ------------  -----
    Total restaurant operating
     expenses........................  164,156,000   89.2   132,274,000   88.2
General and administrative expenses..    7,900,000    4.3     6,303,000    4.2
Other operating expenses:
  Depreciation expense--office.......      522,000    0.3       380,000    0.3
  Loss on disposal of fixed assets...      214,000    0.1       154,000    0.1
  Management and directors' fees.....      338,000    0.2       350,000    0.2
                                      ------------  -----  ------------  -----
    Total other operating expenses...    1,074,000    0.6       884,000    0.6
                                      ------------  -----  ------------  -----
Operating income.....................   10,929,000    5.9    10,435,000    7.0
Other income (expense):
  Interest expense...................   (9,974,000)  (5.4)   (8,031,000)  (5.4)
  Amortization of deferred costs.....     (446,000)  (0.2)     (405,000)  (0.3)
  Other income (expense)--net .......     (188,000)  (0.1)     (223,000)  (0.1)
                                      ------------  -----  ------------  -----
    Total other expense..............  (10,608,000)  (5.7)   (8,659,000)  (5.8)
                                      ------------  -----  ------------  -----
Income before income tax expense.....      321,000    0.2     1,776,000    1.2
Income tax expense...................      128,000    0.1       533,000    0.3
                                      ------------  -----  ------------  -----
Net income...........................      193,000    0.1%    1,243,000    0.9%
Preferred stock dividends
 (cumulative, undeclared)............     (288,000)            (225,000)
Senior preferred stock dividends.....   (2,575,000)          (2,262,000)
Amortization of senior preferred
 stock issuance costs................      (60,000)             (60,000)
                                      ------------         ------------
Loss available to common
 stockholders........................ $ (2,730,000)        $ (1,304,000)
                                      ============         ============
Weighted average number of shares
 outstanding--basic and diluted......      902,992              902,992
                                      ------------         ------------
Net loss per common share--basic and
 diluted............................. $      (3.02)        $      (1.44)
                                      ============         ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

  For the Two Quarters Ended June 28, 1999 and the Fiscal Years Ended December
                                    28, 1998
                             and December 29, 1997

                                          Additional     Retained
                         Preferred Common   Paid-In      Earnings
                           Stock   Stock    Capital     (Deficit)       Total
                         --------- ------ -----------  ------------  ------------
BALANCE--December 30,
 1996...................    $75    $8,933 $ 7,277,992  $ (6,854,000) $    433,000
  Dividends on senior
   preferred stock......                   (4,112,000)                 (4,112,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (129,000)                   (129,000)
  Recapitalization of
   common stock.........               97         903                       1,000
  Net loss..............                                 (2,034,000)   (2,034,000)
                            ---    ------ -----------  ------------  ------------
BALANCE--December 29,
 1997...................     75     9,030   3,037,895    (8,888,000)   (5,841,000)
  Dividends on senior
   preferred stock......                   (2,927,895)   (1,750,105)   (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (110,000)                   (110,000)
  Exercise of stock
   options..............
  Net Income............                                  1,813,000     1,813,000
                            ---    ------ -----------  ------------  ------------
BALANCE--December 28,
 1998...................     75     9,030         --     (8,825,105)   (8,816,000)
  Dividends on senior
   preferred stock......                                 (2,575,000)   (2,575,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                    (60,000)      (60,000)
  Net Income............                                    193,000       193,000
                            ---    ------ -----------  ------------  ------------
BALANCE--June 28, 1999..    $75    $9,030 $       --   $(11,267,105) $(11,258,000)
                            ===    ====== ===========  ============  ============



                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Two Quarters Ended June 28, 1999 and June 29, 1998
                                  (unaudited)

                                                     December 29,   December
                                                       1998 to     30, 1997 to
                                                       June 28,     June 29,
                                                         1999         1998
                                                     ------------  -----------
Cash flows from operating activities:
Net Income.......................................... $    193,000  $ 1,243,000
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
  Depreciation and amortization.....................    8,275,000    6,418,000
  Loss on disposal of fixed assets..................      214,000      154,000
  Changes in:
    Accounts receivable.............................      207,000      955,000
    Inventories.....................................   (1,111,000)     446,000
    Prepaid expenses................................     (546,000)     585,000
    Accounts payable, accrued and other long-term
     liabilities....................................    1,620,000    3,954,000
                                                     ------------  -----------
      Net cash flows from operating activities......    8,852,000   13,755,000
Cash flows from investing activities:
  Purchase of restaurant franchise agreements,
   equipment and goodwill...........................  (46,220,000)  (5,952,000)
  Cash paid for franchise agreements................     (349,000)    (130,000)
  Cash paid for property and equipment..............   (5,868,000)  (3,827,000)
                                                     ------------  -----------
      Net cash flows used for investing activities..  (52,437,000)  (9,909,000)
Cash flows from financing activities:
  Advances under line of credit.....................   45,280,000    1,500,000
  Cash paid for financing costs.....................       82,000     (127,000)
  Payments on short-term debt.......................   (2,157,000)         --
  Payments on long-term debt and capital leases.....     (405,000)    (325,000)
                                                     ------------  -----------
      Net cash flows from financing activities......   42,800,000    1,048,000
                                                     ------------  -----------
Net change in cash and cash equivalents.............     (785,000)   4,894,000
Cash and cash equivalents--Beginning of year........   10,591,000    7,532,000
                                                     ------------  -----------
Cash and cash equivalents--End of quarter........... $  9,806,000  $12,426,000
                                                     ============  ===========
Supplemental disclosures of cash flow information:
  Cash paid during the two quarters for interest.... $  9,657,000  $ 8,025,000
                                                     ============  ===========
  Cash paid during the two quarters for income
   taxes............................................ $     10,000  $    69,000
                                                     ============  ===========
Supplemental disclosure of noncash investing and
 financing activities:
  Senior preferred stock dividends.................. $  2,575,000  $ 2,262,000
  Amortization of senior preferred stock issuance
   costs............................................       60,000       60,000
                                                     ------------  -----------
      Total......................................... $  2,635,000  $ 2,322,000
                                                     ============  ===========


                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of June 28, 1999 and December 28, 1998, the results of operations for the one and two quarters ended June 28, 1999 and June 29, 1998 and cash flows for the two quarters ended June 28, 1999 and June 29, 1998. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 28, 1998 filed on March 24, 1999.

  The results of operations for the quarter and two quarters ended June 28, 1999 and June 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

  Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Net Income (Loss) Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the two quarters ended June 28, 1999 due to the antidilutive effect of the stock options and warrants in the respective quarters. The diluted earnings per share was $.03 lower than the basic earnings per share for the quarter ended June 29, 1998.

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

  Reclassifications--Certain information in the consolidated financial statements for the quarter ended June 29, 1998 have been reclassified to conform to the current reporting format.

  New Accounting Standards--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in the third quarter of 2000. At June 28, 1999, the Company has no derivative instruments or hedging activities.

  Computer Software--Effective at the beginning of fiscal 1999, the Company adopted AICPA Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The guidance provided by SOP 98-1 is similar to the accounting practices of the Company prior to the adoption of SOP 98-1 and the adoption of SOP 98-1 is not expected to result in materially different capitalized amounts.

2. Acquisitions

  On June 9, 1999, the Company purchased one restaurant in Georgia for approximately $.6 million including transaction fees and acquisition related expenditures.

  On April 30, 1999, the Company purchased nine restaurants in Illinois for approximately $6.0 million including transaction fees and acquisition related expenditures.

  On April 13, 1999, the Company purchased one restaurant in Virginia for approximately $.5 million including transaction fees and acquisition related expenditures.

  On April 7, 1999, the Company purchased three restaurants in North Carolina for a nominal amount including transaction fees.

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

  EBITDA represents operating income plus interest, taxes, depreciation and amortization and other expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

Quarter ended June 28, 1999 Compared to Quarter ended June 29, 1998

  Restaurant Sales. Total sales increased $21.7 million or 27.6% during the quarter ended June 28, 1999, to $100.5 million, from $78.8 million during the quarter ended June 29, 1998, due primarily to the inclusion of the 59 and 30 restaurants purchased in 1999 and 1998, respectively. In addition, the Company developed 6 and 17 restaurants in 1999 and 1998 respectively. Newly acquired restaurants accounted for $22.5 million of the total increase in restaurant sales, while new restaurant development accounted for $4.7 million of the increase in sales. Sales at the comparable restaurants, including only those restaurants owned by the Company at June 28, 1999, decreased 6.4% for the quarter ended June 28, 1999.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $20.2 million, or 29.5% during the quarter ended June 28, 1999, to $88.8 million from $68.6 million in the quarter ended June 29, 1998. As a percentage of sales, restaurant operating expenses increased 1.3%, to 88.4% during the quarter ended June 28, 1999 from 87.1% during the quarter ended June 29, 1998.

  Cost of food sales increased $7.1 million and increased 0.9% as a percentage of sales to 29.8% during the quarter ended June 28, 1999 from 28.9% during the quarter ended June 29, 1998. The increase in cost of food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. In addition, the percentage increase is related to the higher discounting of food related to increased promotional activity.

  Cost of non-food sales increased $0.5 million during the quarter ended June 28, 1999, and increased 0.1% as a percentage of sales to 2.3% during the quarter ended June 28, 1999 from 2.2% in the quarter ended June 29, 1998.

  Restaurant labor and related costs increased $5.9 million during the quarter ended June 28, 1999, and increased 0.4% as a percentage of restaurant sales to 25.8% during the quarter ended June 28, 1999 from 25.4% in the quarter ended June 29, 1998. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the effect of lower sales volumes on the fixed component of salaries.

  Depreciation and amortization increased $0.9 million during the quarter ended June 28, 1999, to $3.8 million from $2.9 million in the quarter ended June 29, 1998. As a percentage of sales, depreciation and amortization expense increased 0.2% to 3.8% in the quarter ended June 28, 1999 from 3.6% in the quarter ended June 29, 1998. The increase is due primarily to the increase in goodwill amortization resulting from the newly acquired restaurants.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $5.7 million during the quarter ended June 28, 1999 and decreased 0.1% as a percentage of sales to 26.8% in the quarter ended June 28, 1999 from 26.9% in the quarter ended June 29, 1998. This increase is primarily due to the inclusion of newly acquired and developed restaurants.

  General and Administrative Expenses. General and administrative expenses increased $0.6 million to $3.9 million during the quarter ended June 28, 1999 and decreased 0.3% as a percent of sales to 3.9% during the quarter ended June 28, 1999 from 4.2% during the quarter ended June 29, 1998. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants. The percentage decrease is due to a proportionately lower increase in G&A expenses in relation to the increase in sales from the newly acquired and developed restaurants.

  Operating Income. Operating income increased $0.7 million to $7.1 million during the quarter ended June 28, 1999 from $6.4 million for the quarter ended June 29, 1998. As a percentage of sales, operating income decreased 1.1%, to 7.0% during the quarter ended June 28, 1999 from 8.1% for the quarter ended June 29, 1998. This change is primarily a result of the factors discussed above.

  Other Income (Expense). Other income (expense) increased $1.7 million during the quarter ended June 28, 1999 to $5.9 million from $4.2 million in the quarter ended June 29, 1998. The increase in other income (expense) is due to higher interest expense related to the increase in the line of credit due to the 1999 and 1998 acquisitions.

  EBITDA. As defined in Item 2, EBITDA increased $1.9 million to $11.6 million for the quarter ended June 28, 1999 from $9.7 million for the quarter ended June 29, 1998. As a percentage of restaurant sales, EBITDA decreased 0.8%, to 11.6% for the quarter ended June 28, 1999 from 12.4% for the quarter ended June 29, 1998.

Two Quarters ended June 28, 1999 Compared to Two Quarters ended June 29, 1998

  Restaurant Sales. Total sales increased $34.2 million or 22.8% during the two quarters ended June 28, 1999, to $184.1 million, from $149.9 million during the two quarters ended June 29, 1998, due primarily to the inclusion of the 59 and 30 restaurants purchased in 1999 and 1998, respectively. In addition, the Company developed 6 and 17 restaurants in 1999 and 1998 respectively. Newly acquired restaurants accounted for $37.1 million of the total increase in restaurant sales, while new restaurant development accounted for $8.7 million of the increase in sales. Sales at the comparable restaurants, including only those restaurants owned by the Company at June 28, 1999, decreased 6.9% for the two quarters ended June 28, 1999.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $31.9 million, or 24.1% during the two quarters ended June 28, 1999, to $164.2 million from $132.3 million during the two quarters ended June 29, 1998. As a percentage of sales, restaurant operating expenses increased 1.0%, to 89.2% during the two quarters ended June 28, 1999 from 88.2% during the two quarters ended June 29, 1998.

  Cost of food sales increased $10.9 million to $54.3 million and increased 0.5% as a percentage of sales to 29.5% during the two quarters ended June 28, 1999 from 29.0% during the two quarters ended June 29, 1998. The increase in cost of food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. In addition, the percentage increase is related to the higher discounting of food related to increased promotional activity.

  Cost of non-food sales increased $0.3 million during the two quarters ended June 28, 1999, and decreased 0.3% as a percentage of sales to 2.1% during the two quarters ended June 28, 1999 from 2.4% during the two quarters ended June 29, 1998. The percentage decrease is due to improved margins at the convenience stores.

  Restaurant labor and related costs increased $10.0 million to $48.6 million during the two quarters ended June 28, 1999, and increased 0.7% as a percentage of restaurant sales to 26.4% during the two quarters ended June 28, 1999 from 25.7% during the two quarters ended June 29, 1998. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the effect of lower average sales volumes on the fixed component of salaries.

  Depreciation and amortization increased $1.7 million during the two quarters ended June 28, 1999, to $7.3 million from $5.6 million during the two quarters ended June 29, 1998. As a percentage of sales, depreciation and amortization expense increased 0.2% to 4.0% during the two quarters ended June 28, 1999 from 3.8% during the two quarters ended June 29, 1998. The increase was due primarily to the increase in goodwill amortization resulting from the newly acquired restaurants.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $9.0 million to $50.0 million during the two quarters ended June 28, 1999 and decreased 0.1% as a percentage of sales to 27.2% during the two quarters ended June 28, 1999 from 27.3% during the two quarters ended June 29, 1998. This increase is primarily due to the inclusion of newly acquired and developed restaurants.

  General and Administrative Expenses. General and administrative expenses increased $1.6 million to $7.9 million during the two quarters ended June 28, 1999 and increased 0.1% as a percent of sales to 4.3% during the two quarters ended June 28, 1999 from 4.2% during the two quarters ended June 29, 1998. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Operating Income. Operating income increased $0.5 million to $10.9 million during the two quarters ended June 28, 1999 from $10.4 million for the two quarters ended June 29, 1998. As a percentage of sales, operating income decreased 1.1%, to 5.9% during the two quarters ended June 28, 1999 from 7.0% for the two quarters ended June 29, 1998. This change is primarily a result of the factors discussed above.

  Other Income (Expense). Other income (expense) increased $1.9 million during the two quarters ended June 28, 1999 to $10.6 million from $8.7 million during the two quarters ended June 29, 1998. The increase in other income (expense) is due to higher interest expense related to the increase in the line of credit due to the 1999 and 1998 acquisitions.

  EBITDA. As defined in Item 2, EBITDA increased $2.3 million to $19.3 million for the two quarters ended June 28, 1999 from $17.0 million for the two quarters ended June 29, 1998. As a percentage of restaurant sales, EBITDA decreased 0.8%, to 10.5% for the two quarters ended June 28, 1999 from 11.3% for the two quarters ended June 29, 1998.

Liquidity and Capital Resources

  Net cash flows from operating activities decreased $4.9 million during the two quarters ended June 28, 1999, to $8.8 million, from $13.7 million during the two quarters ended June 29, 1998. The decrease is primarily due to a decrease in net income coupled with fluctuations in working capital, exclusive of short term borrowings.

  Capital spending for the two quarters ended June 28, 1999 was $52.4 million of which $46.2 million included transaction fees and related expenditures for the acquisition of 30 restaurants in Wisconsin and Michigan, 13 restaurants in Ohio, 11 restaurants in Illinois, 1 restaurant in Georgia, 3 restaurants in North Carolina, and 1 restaurant in Virginia. In addition, the Company developed 6 new restaurants during the two quarters ended June 28, 1999.

  During the two quarters ended June 28, 1999, borrowings of $45.3 million were incurred of which included $41.1 million for the acquisition of 59 restaurants in Illinois, Ohio, Wisconsin, Michigan, Georgia, Virginia and North Carolina. The remainder of the borrowings related to new restaurant development, existing restaurants and corporate infrastructure additions.

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

  The Company believes that available cash on hand together with its available credit of $12.1 million under its Amended and Restated Credit Agreement, will be sufficient to cover its working capital, capital expenditures, planned development and debt service requirements for the remainder of fiscal 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $116.0 million at June 28, 1999. Of this balance, the BankBoston revolver comprised $112.9 million bearing an interest rate calculated at the lesser of BankBoston's base rate or the Eurodollar rate plus 2.5%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.4 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.7 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $0.4 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

                                    PART II

Item 6. Exhibits, Financial Statement Schedules

                                   Exhibits

  The following exhibits are filed as part of this report.

    11Statement Re: Computation of Earnings Per Share

    12Statement Re: Computation of Ratios

    27Financial Data Schedule

  A list of exhibits included as part of this Form 10-Q or incorporated by reference is set forth in the Index to Exhibits. Included in the Index to Exhibits are the following exhibits which constitute management contracts or compensatory plans or arrangements.

    1.TJC Consulting Agreement

    2.Jaro Employment Agreement

    3.Osborn Employment Agreement

    4.Hubert Employment Agreement

    5.Aaseby Employment Agreement

    6.Vasatka Employment Agreement

    7.New Osborn Employment Agreement

    8.Hothorn Employment Agreement

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

                                          Ameriking, Inc.

       August 2, 1999                     /s/ Lawrence E. Jaro
Date ________________________________     -------------------------------------
                                          Lawrence E. Jaro

       August 2, 1999                     Managing Owner, Chairman and
Date ________________________________     Chief Executive Officer

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

                                                                    Sequentially
  Exhibit                                                             Numbered
  Number                         Description                            Page
  -------                        -----------                        ------------
 10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, ENTERPRISES AND BKC
           (Filed as exhibit 10.27 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21,
           1995, BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
           CORPORATION I AND BKC (Filed as exhibit 10.28 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
           ENTERPRISES AND BKC (Filed as exhibit 10.29 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN AMERIKING VIRGINIA CORPORATION I AND JOSEPH J.
           NAPARLO (Filed as exhibit 10.30 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
           AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.32     INTENTIONALLY OMITTED.................................         *
 10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.33 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN LAWRENCE JARO AND
           ENTERPRISES (Filed as exhibit 10.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND
           ENTERPRISES (Filed as exhibit 10.36 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN GARY HUBERT AND ENTERPRISES
           (Filed as exhibit 10.37 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND ENTERPRISES
           (Filed as exhibit 10.38 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *

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