Form 10-Q
period 1999-09-27
AMERIKING INC
filed 1999-11-01
CIK 1014599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of shares outstanding of each of the registrant's classes of common stock as of October 28, 1999 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1. Financial Statements........................................     2

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    10

 PART II
    Item 6. Exhibits, and Reports on Form 8-K...........................    15

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

Item 1. Financial Statements and Supplementary Data

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
                                   SUBSIDIARY

                                                                            Page
                                                                            ----
Consolidated Balance Sheets as of September 27, 1999 and December 28,
 1998.....................................................................    3

Consolidated Statements of Operations for the quarters ended September 27,
 1999 and
 September 28, 1998.......................................................    4

Consolidated Statements of Operations for the three quarters ended
 September 27, 1999 and
 September 28, 1998.......................................................    5

Consolidated Statements of Stockholders' Equity (Deficit) for the three quarters ended
 September 27, 1999 and the fiscal years ended December 28, 1998 and
 December 29, 1997........................................................    6

Consolidated Statements of Cash Flows for the three quarters ended
 September 27, 1999 and
 September 28, 1998.......................................................    7

Notes to Consolidated Financial Statements................................    8

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    September 27, 1999 and December 28, 1998

                                                      September
                                                       27, 1999    December 28,
                       ASSETS                        (unaudited)       1998
                       ------                        ------------  ------------
Current assets:
  Cash and cash equivalents......................... $ 13,251,000  $ 10,591,000
  Accounts receivable...............................    2,270,000     2,512,000
  Inventories.......................................    3,236,000     2,546,000
  Prepaid expenses..................................      820,000       465,000
  Current portion of deferred income taxes..........      123,000       123,000
                                                     ------------  ------------
    Total current assets............................   19,700,000    16,237,000
Property and equipment..............................   77,140,000    62,974,000
Goodwill............................................  172,669,000   145,327,000
Deferred income taxes...............................    1,448,000     1,448,000
Other assets:
  Deferred financing costs..........................    5,712,000     6,597,000
  Deferred organization costs.......................          --          2,000
  Franchise agreements..............................    7,545,000     6,134,000
                                                     ------------  ------------
    Total other assets..............................   13,257,000    12,733,000
                                                     ------------  ------------
Total............................................... $284,214,000  $238,719,000
                                                     ============  ============
        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
        -----------------------------------
Current liabilities:
  Accounts payable and other accrued expenses....... $ 18,330,000  $ 15,931,000
  Accrued payroll and related expenses..............    5,720,000     8,459,000
  Accrued taxes payable.............................    5,713,000     3,998,000
  Note payable......................................      500,000     2,657,000
  Current portion of long-term debt.................      809,000       753,000
                                                     ------------  ------------
    Total current liabilities.......................   31,072,000    31,798,000
Long-term debt--Less current portion................  220,465,000   175,836,000
Other long-term liabilities.........................    1,712,000       808,000
                                                     ------------  ------------
    Total liabilities...............................  253,249,000   208,442,000
Commitments and coningencies:
Senior preferred stock..............................   43,020,000    39,093,000
Stockholders' equity (deficit):
  Preferred stock...................................           75            75
  Common stock......................................        9,030         9,030
  Accumulated deficit...............................  (12,064,105)   (8,825,105)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............  (12,055,000)   (8,816,000)
                                                     ------------  ------------
Total............................................... $284,214,000  $238,719,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        For the Quarters Ended September 27, 1999 and September 28, 1998
                                  (unaudited)

                                        June 28,              June 29,
                                         1999 to               1998 to
                                      September 27,  % of   September 28, % of
                                          1999       Sales      1998      Sales
                                      -------------  -----  ------------- -----
Sales:
  Restaurant food sales.............. $ 99,625,000    96.7%  $75,262,000   97.1%
  Non-food sales.....................    3,444,000     3.3     2,214,000    2.9
                                      ------------   -----   -----------  -----
    Total sales......................  103,069,000   100.0    77,476,000  100.0
Restaurant operating expenses:
  Cost of food sales.................   29,469,000    28.6    22,256,000   28.7
  Cost of non-food sales.............    3,193,000     3.1     1,713,000    2.2
  Restaurant labor and related costs.   26,699,000    25.9    19,875,000   25.7
  Occupancy..........................   10,024,000     9.7     7,885,000   10.2
  Depreciation and amortization of
   goodwill and Franchise agreements.    4,120,000     4.0     2,889,000    3.7
  Advertising........................    5,855,000     5.7     3,951,000    5.1
  Royalties..........................    3,487,000     3.4     2,634,000    3.4
  Other restaurant operating
   expenses..........................    8,977,000     8.7     5,940,000    7.7
                                      ------------   -----   -----------  -----
    Total restaurant operating
     expenses........................   91,824,000    89.1    67,143,000   86.7
General and administrative expenses..    4,132,000     4.0     3,180,000    4.1
Other operating expenses:
  Depreciation expense--office.......      280,000     0.3       223,000    0.3
  Provision for disposal of long
   lived assets......................          --      0.0     1,178,000    1.5
  Loss on disposal of fixed assets...        6,000     0.0       309,000    0.4
  Management and directors' fees.....      162,000     0.1       163,000    0.2
                                      ------------   -----   -----------  -----
    Total other operating expenses...      448,000     0.4     1,873,000    2.4
                                      ------------   -----   -----------  -----
Operating income.....................    6,665,000     6.5     5,280,000    6.8
Other income (expense):
  Interest expense...................   (5,213,000)   (5.1)   (4,085,000)  (5.3)
  Amortization of deferred costs.....     (235,000)   (0.2)     (283,000)  (0.4)
  Other income (expense)--net .......     (243,000)   (0.2)     (165,000)  (0.2)
                                      ------------   -----   -----------  -----
    Total other expense..............   (5,691,000)   (5.5)   (4,533,000)  (5.8)
                                      ------------   -----   -----------  -----
Income before income tax expense.....      974,000     1.0       747,000    1.0
Income tax expense...................      390,000     0.4       224,000    0.3
                                      ------------   -----   -----------  -----
Net income...........................      584,000     0.6%      523,000    0.7%
Preferred stock dividends
 (cumulative, undeclared)............     (147,000)             (113,000)
Senior preferred stock dividends.....   (1,352,000)           (1,193,000)
Amortization of senior preferred
 stock issuance costs................      (30,000)              (30,000)
                                      ------------           -----------
Loss available to common
 stockholders........................ $   (945,000)          $  (813,000)
                                      ------------           -----------
Weighted average number of shares
 outstanding--basic and diluted......      902,992               902,992
                                      ------------           -----------
Net income (loss) per common share--
 basic and diluted................... $      (1.05)          $     (0.90)
                                      ============           ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the Three Quarters Ended September 27, 1999 and September 28, 1998
                                  (unaudited)

                                      December 29,          December 30,
                                         1998 to               1997 to
                                      September 27,  % of   September 28,  % of
                                          1999       Sales      1998       Sales
                                      -------------  -----  -------------  -----
Sales:
  Restaurant food sales.............. $278,846,000    97.1% $220,843,000    97.1%
  Non-food sales.....................    8,282,000     2.9     6,529,000     2.9
                                      ------------   -----  ------------   -----
    Total sales......................  287,128,000   100.0   227,372,000   100.0
Restaurant operating expenses:
  Cost of food sales.................   83,795,000    29.2    65,705,000    28.9
  Cost of non-food sales.............    7,090,000     2.5     5,356,000     2.4
  Restaurant labor and related costs.   75,326,000    26.2    58,467,000    25.7
  Occupancy..........................   29,196,000    10.2    23,280,000    10.2
  Depreciation and amortization of
   goodwill and Franchise agreements.   11,426,000     4.0     8,521,000     3.7
  Advertising........................   15,270,000     5.3    11,667,000     5.1
  Royalties..........................    9,760,000     3.4     7,729,000     3.4
  Other restaurant operating
   expenses..........................   24,117,000     8.4    18,692,000     8.2
                                      ------------   -----  ------------   -----
    Total restaurant operating
     expenses........................  255,980,000    89.1   199,417,000    87.7
General and administrative expenses..   12,032,000     4.2     9,437,000     4.2
Other operating expenses:
  Depreciation expense--office.......      802,000     0.3       603,000     0.3
  Provision for disposal of long
   lived assets......................          --      0.0     1,178,000     0.5
  Loss on disposal of fixed assets...      220,000     0.1       469,000     0.2
  Management and directors' fees.....      500,000     0.2       513,000     0.2
                                      ------------   -----  ------------   -----
    Total other operating expenses...    1,522,000     0.6     2,763,000     1.2
                                      ------------   -----  ------------   -----
Operating income.....................   17,594,000     6.1    15,755,000     6.9
Other income (expense):
  Interest expense...................  (15,187,000)   (5.3)  (12,116,000)   (5.3)
  Amortization of deferred costs.....     (681,000)   (0.2)     (688,000)   (0.3)
  Other income (expense)--net........     (429,000)   (0.2)     (428,000)   (0.2)
                                      ------------   -----  ------------   -----
    Total other expense..............  (16,297,000)   (5.7)  (13,232,000)   (5.8)
                                      ------------   -----  ------------   -----
Income before income tax expense.....    1,297,000     0.4     2,523,000     1.1
Income tax expense...................      519,000     0.2       757,000     0.3
                                      ------------   -----  ------------   -----
Net income...........................      778,000     0.2%    1,766,000     0.8%
Preferred stock dividends
 (cumulative, undeclared)............     (435,000)             (338,000)
Senior preferred stock dividends.....   (3,927,000)           (3,455,000)
Amortization of senior preferred
 stock issuance costs................      (90,000)              (90,000)
                                      ------------          ------------
Loss available to common
 stockholders........................ $ (3,674,000)         $ (2,117,000)
                                      ------------          ------------
Weighted average number of shares
 outstanding--basic and diluted......      902,992               902,992
                                      ------------          ------------
Net loss per common share--basic and
 diluted............................. $      (4.07)         $      (2.34)
                                      ============          ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

   For the Three Quarters Ended September 27, 1999 and the Fiscal Years Ended
                    December 28, 1998 and December 29, 1997

                                          Additional    Retained
                         Preferred Common  Paid-In      Earnings
                           Stock   Stock   Capital     (Deficit)       Total
                         --------- ------ ----------  ------------  ------------
BALANCE--December 30,
 1996...................    $75    $8,933 $7,277,992  $ (6,854,000) $    433,000
  Dividends on senior
   preferred stock......                  (4,112,000)                 (4,112,000)
  Amortization of senior
   preferred stock
   issuance costs.......                    (129,000)                   (129,000)
  Recapitalization of
   common stock.........               97        903                       1,000
  Net loss..............                                (2,034,000)   (2,034,000)
                            ---    ------ ----------  ------------  ------------
BALANCE--December 29,
 1997...................     75     9,030  3,037,895    (8,888,000)   (5,841,000)
  Dividends on senior
   preferred stock......                  (2,927,895)   (1,750,105)   (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs.......                   (110,000)                    (110,000)
  Exercise of stock
   options..............
  Net Income............                                 1,813,000     1,813,000
                            ---    ------ ----------  ------------  ------------
BALANCE--December 28,
 1998...................     75     9,030        --     (8,825,105)   (8,816,000)
  Dividends on senior
   preferred stock......                                (3,927,000)   (3,927,000)
  Amortization of senior
   preferred stock
   issuance costs ......                                   (90,000)      (90,000)
  Net Income............                                   778,000       778,000
                            ---    ------ ----------  ------------  ------------
BALANCE--September 27,
 1999...................    $75    $9,030 $      --   $(12,064,105) $(12,055,000)
                            ===    ====== ==========  ============  ============



                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the Three Quarters Ended September 27, 1999 and September 28, 1998
                                  (unaudited)

                                                       December     December
                                                          29,          30,
                                                        1998 to      1997 to
                                                       September    September
                                                          27,          28,
                                                         1999         1998
                                                      -----------  -----------
Cash flows from operating activities:
Net Income........................................... $   778,000  $ 1,766,000
  Adjustments to reconcile net loss to net cash flows
   from operating activities:
  Depreciation and amortization......................  12,909,000    9,812,000
  Loss on disposal of fixed assets...................     220,000      469,000
  Provision for disposition of fixed assets..........         --     1,178,000
  Changes in:
    Accounts receivable..............................     242,000      850,000
    Inventories......................................    (690,000)     323,000
    Prepaid expenses.................................    (355,000)   1,137,000
    Accounts payable, accrued and other long-term
     liabilities.....................................   2,279,000    3,842,000
                                                      -----------  -----------
      Net cash flows from operating activities.......  15,383,000   19,377,000
Cash flows from investing activities:
  Purchase of restaurant franchise agreements,
   equipment and goodwill............................ (46,220,000)  (5,952,000)
  Cash paid for franchise agreements.................    (561,000)    (240,000)
  Cash paid for property and equipment...............  (8,470,000)  (6,115,000)
                                                      -----------  -----------
      Net cash flows used for investing activities... (55,251,000) (12,307,000)
Cash flows from financing activities:
  Advances under line of credit......................  45,280,000    1,500,000
  Cash paid for financing costs......................         --      (127,000)
  Payment on line of credit..........................         --    (3,000,000)
  Payments on short-term debt........................  (2,157,000)         --
  Payments on long-term debt and capital leases......    (595,000)    (501,000)
                                                      -----------  -----------
      Net cash flows from financing activities.......  42,528,000   (2,128,000)
                                                      -----------  -----------
Net change in cash and cash equivalents..............   2,660,000    4,942,000
Cash and cash equivalents--Beginning of year.........  10,591,000    7,532,000
                                                      -----------  -----------
Cash and cash equivalents--End of quarter............ $13,251,000  $12,474,000
                                                      ===========  ===========
Supplemental disclosures of cash flow information:
  Cash paid during the three quarters for interest... $11,520,000  $ 9,397,000
                                                      ===========  ===========
  Cash paid during the three quarters for income
   taxes............................................. $    85,000  $    81,000
                                                      ===========  ===========
Supplemental disclosure of noncash investing and
 financing activities:
  Senior preferred stock dividends................... $ 3,927,000  $ 3,455,000
  Amortization of senior preferred stock issuance
   costs.............................................      90,000       90,000
                                                      -----------  -----------
      Total.......................................... $ 4,017,000  $ 3,545,000
                                                      ===========  ===========

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly the Company's financial position as of September 27, 1999 and December 28, 1998, the results of operations for the three quarters ended September 27, 1999 and September 28, 1998 and cash flows for the three quarters ended September 27, 1999 and September 28, 1998. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 28, 1998 filed on March 24, 1999.

  The results of operations for the quarter and three quarters ended September 27, 1999 and September 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

  Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Net Income (Loss) Per Common Share--In calculating net income (loss) per share, income available to common stockholders is the same for both the basic and diluted calculations. For the quarter and three quarters ended September 27, 1999 and September 28, 1998 diluted earnings per share was the same as basic earnings per share due to the antidilutive effect of the stock options and warrants in the respective quarters.

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

  Reclassifications--Certain information in the consolidated financial statements for the quarter and three quarters ended September 28, 1998 have been reclassified to conform to the current reporting format.

  New Accounting Standards--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in the first quarter of 2001. At September 27, 1999, the Company has no derivative instruments or hedging activities.

  Computer Software--Effective at the beginning of fiscal 1999, the Company adopted AICPA Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The guidance provided by SOP 98-1 is similar to the accounting practices of the Company prior to its adoption and is not expected to result in materially different capitalized amounts.

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

  On February 16, 1999, the Company purchased thirty restaurants in Wisconsin and the Upper Peninsula of Michigan for approximately $24.3 million including transaction fees and acquisition related expenditures.

  On February 1, 1999, the Company purchased two restaurants in Illinois for approximately $1.0 million including transaction fees and acquisition related expenditures.

  On December 31, 1998, the Company purchased thirteen restaurants in Ohio for approximately $11.1 million including transaction fees and acquisition related expenditures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has ten), as well as sales of promotional products at the Company's restaurants. Historically, merchandise sales have contributed approximately 3.0% to restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near the Company's cost.

  EBITDA represents operating income plus interest, taxes, depreciation and amortization and other expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of thirteen months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

Quarter ended September 27, 1999 Compared to Quarter ended September 28, 1998

  Restaurant Sales. Total sales increased $25.6 million or 33.0% during the quarter ended September 27, 1999, to $103.1 from $77.5 million during the quarter ended September 28, 1998, due primarily to the inclusion of the 59 and 22 restaurants purchased in 1999 and 1998, respectively. In addition, the Company developed 9 and 13 restaurants in 1999 and 1998, respectively. Newly acquired restaurants accounted for $22.9 million of the total increase in restaurant sales, while new restaurant development accounted for $4.6 million of the increase in sales. Sales at the comparable restaurants, including only those restaurants owned by the Company at September 27, 1999, decreased 2.8% for the quarter ended September 27, 1999.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $24.7 million, or 36.8% during the quarter ended September 27, 1999, to $91.8 million from $67.1 million in the quarter ended September 28, 1998. As a percentage of sales, restaurant operating expenses increased 2.4%, to 89.1% during the quarter ended September 27, 1999 from 86.7% in September 28, 1998.

  Cost of food sales increased $7.2 million but decreased 0.1% as a percentage of sales to 28.6% from 28.7% during the quarter ended September 27, 1999. The increase in cost of food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. The percentage of sales has remained relatively constant due to the stability of commodity pricing.

  Cost of non-food sales increased $1.5 million during the quarter ended September 27, 1999, and increased 0.9% as a percentage of sales to 3.1% during the quarter ended September 27, 1999 from 2.2% in the quarter ended September 28, 1998. The increase in cost of non-food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. In addition, the percentage increase reflects the popularity and increased volumes of promotional items purchased versus the same quarter last year.

  Restaurant labor and related expenses increased $6.8 million during the quarter ended September 27, 1999, and increased 0.2% as a percentage of restaurant sales to 25.9% during the quarter ended September 27, 1999 from 25.7% in the quarter ended September 28, 1998. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the effect of lower average store sales volumes on the fixed component of salaries.

  Depreciation and amortization increased $1.2 million during the quarter ended September 27, 1999, to $4.1 million from $2.9 million in the quarter ended September 28, 1998. As a percentage of sales, depreciation and amortization expense increased 0.3% to 4.0% in the quarter ended September 27, 1999 from 3.7% in the quarter ended September 28, 1998. The increase was due primarily to the increase in goodwill amortization resulting from the Company applying the purchase method of accounting for the newly acquired restaurants.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $7.9 million during the quarter ended September 27, 1999 and increased 1.2% as a percentage of sales to 27.5% in the quarter ended September 27, 1999 from 26.3% in the quarter ended September 28, 1998. This increase is primarily due to the inclusion of newly acquired and developed restaurants. The prior year amount included a litigation recovery of approximately .8%. In addition, the percentage increase is due to higher repair and maintenance costs as well as an increase in the local marketing contribution percentage in certain markets.

  General and Administrative Expenses. General and administrative expenses increased $0.9 million during the quarter ended September 27, 1999 and decreased 0.1% as a percent of sales to 4.0% from 4.1% during the quarters ended September 27, 1999 and September 28, 1998 respectively. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Operating Income. Operating income increased $1.4 million or 27% to $6.7 million during the quarter ended September 27, 1999 from $5.3 million for the quarter ended September 28, 1998. As a percentage of sales, operating income decreased .3%, to 6.5% from 6.8% for the quarters ended September 27, 1999 and September 28, 1998, respectively. The change is primarily a result of the factors discussed above.

  EBITDA. As defined in Item 2, EBITDA increased $1.2 million or 12.0% to $11.2 million for the quarter ended September 27, 1999 from $10.0 million for the quarter ended September 28, 1998. As a percentage of restaurant sales, EBITDA decreased 2.0%, to 10.9% for the quarter ended September 27, 1999 from 12.9% for the quarter ended September 28, 1998.

Three Quarters ended September 27, 1999 Compared to Three Quarters ended September 28, 1998

  Restaurant Sales. Total sales increased $58.0 million or 26.2% during the three quarters ended September 27, 1999, to $278.8 million, from $220.8 million during the three quarters ended September 28, 1998, due primarily to the inclusion of the 59 and 22 restaurants purchased in 1999 and 1998, respectively. In addition, the Company closed 3 restaurants in 1998, and developed 9 and 13 restaurants in 1999 and 1998, respectively. Newly acquired restaurants accounted for $57.2 million of the total increase in restaurant sales, while new restaurant development accounted for $11.4 million of the increase in sales. Sales at the comparable restaurants, including only those restaurants owned by the Company at September 27, 1999, decreased 5.5% for the three quarters ended September 27, 1999.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $56.6 million, or 28.4% during the three quarters ended September 27, 1999, to $256.0 million from $199.4 million in the three quarters ended September 28, 1998. As a percentage of sales, restaurant operating expenses increased 1.4%, to 89.1% from 87.7% during the three quarters ended September 27, 1999 and September 28, 1998, respectively.

  Cost of food sales increased $18.1 million, an increase of 0.3% as a percentage of sales to 29.2% from 28.9% during the three quarters ended September 27, 1999. The increase in total cost of food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year.

The percentage increase in cost of food sales is related to the higher discounting of food due to increased promotional activity.

  Cost of non-food sales increased $1.7 million during the three quarters ended September 27, 1999, and increased 0.1% as a percentage of sales to 2.5% during the three quarters ended September 27, 1999 from 2.4% in the three quarters ended September 28, 1998. The increase in cost of non-food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year.

  Restaurant labor and related expenses increased $16.9 million during the three quarters ended September 27, 1999, and increased 0.5% as a percentage of restaurant sales to 26.2% during the three quarters ended September 27, 1999 from 25.7% in the three quarters ended September 28, 1998. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the effect of lower average store sales volumes on the fixed component of salaries.

  Depreciation and amortization increased $2.9 million during the three quarters ended September 27, 1999, to $11.4 million from $8.5 million in the three quarters ended September 28, 1998. As a percentage of sales, depreciation and amortization expense increased 0.3% to 4.0% in the three quarters ended September 27, 1999 from 3.7% in the three quarters ended September 28, 1998. The increase was due primarily to the increase in goodwill amortization resulting from the Company applying the purchase method of accounting for the newly acquired restaurants.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $17.0 million to $78.3 million during the three quarters ended September 27, 1999 and increased 0.3% as a percentage of sales to 27.3% during the three quarters ended September 27, 1999 from 27.0% during the three quarters ended September 28, 1998. This increase is primarily due to the inclusion of newly acquired and developed restaurants. The percentage increase is due to an increase in the local marketing contribution percentage in certain markets.

  General and Administrative Expenses. General and administrative expenses increased $2.6 million during the three quarters ended September 27, 1999 and remained constant at 4.2% as a percent of sales during the three quarters ended September 27, 1999 and September 28, 1998 respectively. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Operating Income. Operating income increased $1.8 million or 11.6% to $17.6 million during the three quarters ended September 27, 1999 from $15.8 million for the three quarters ended September 28, 1998. As a percentage of sales, operating income decreased 0.8% to 6.1% from 6.9% for the three quarters ended September 27, 1999 and September 28, 1998 respectively. The change is primarily a result of the factors discussed above.

  EBITDA. As defined in Item 2, EBITDA increased $3.5 million or 13.0% to $30.5 million for the three quarters ended September 27, 1999 from $27.0 million for the three quarters ended September 28, 1998. As a percentage of restaurant sales, EBITDA decreased 1.2%, to 10.6% for the three quarters ended September 27, 1999 from 11.8% for the three quarters ended September 28, 1998.

Liquidity and Capital Resources

  Net cash flows from operating activities decreased $4.0 million during the three quarters ended September 27, 1999, to $15.4 million, from $19.4 million during the three quarters ended September 28, 1998. The decrease is primarily due to a decrease in net income, coupled with fluctuations in working capital, exclusive of short term borrowings.

  Capital spending for the three quarters ended September 27, 1999 was $55.3 million of which $46.2 million included transaction fees and related expenditures for the acquisition of 30 restaurants in Wisconsin and

Michigan, 13 restaurants in Ohio, 11 restaurants in Illinois, 1 restaurant in Georgia, 3 restaurants in North Carolina, and 1 restaurant in Virginia. In addition, the Company developed 9 new restaurants during the three quarters ended September 27, 1999.

  During the three quarters ended September 27, 1999, borrowings of $45.3 million were incurred of which included $41.1 million for the acquisition of 59 restaurants in Illinois, Ohio, Wisconsin, Michigan, Georgia, Virginia and North Carolina. The remainder of the borrowings related to new restaurant development, existing restaurants and corporate infrastructure additions.

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

  As part of the first phase of the Company's Y2K compliance program, the Company conducted an internal review of its computer systems to identify the systems that could be affected by the Y2K problem, including both "information technology" systems (such as software that processes daily sales and other information) and non-informational technology. The Company is in the process of completing the second and final phase of its Y2K compliance program, which involves: (1) the implementation of its existing remediation plan to resolve the Company's internal Y2K issues, (2) the identification of any potential Y2K issues with the Company's significant vendors and suppliers and (3) the evaluation of a contingency plan in the event that the Company or its significant vendors and suppliers are unable to adequately address Y2K issues on time. The Company's implementation efforts are substantially complete, with the remainder to be completed by year end.

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

  The Company estimates it will incur less than $1.0 million in expenses to ensure that all systems will function properly with respect to dates in the year 2000. These expenses include the replacement of the Company's I.B.M. point-of-sale terminals as well as minor modifications to the point of sale system. These expenses are not expected to have a material impact on the financial position, results of operations or liquidity of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $115.9 million at September 27, 1999. Of this balance, the BankBoston revolver comprised $112.9 million bearing an interest rate calculated at the lesser of BankBoston's base rate or the Eurodollar rate plus 2.5%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.4 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.7 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $0.5 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

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

                                          Ameriking, Inc.

Date ________________________________     /s/ Lawrence E. Jaro
                                          -------------------------------------
                                          Lawrence E. Jaro
                                          Managing Owner, Chairman and Chief
                                           Executive Officer

Date ________________________________     /s/ Joel Aaseby
                                          -------------------------------------
                                          Joel Aaseby
                                          Chief Financial Officer and
                                           Corporate Secretary (Principal
                                           Financial and Accounting Officer)

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