Form 10-K405
period 1999-12-27
AMERIKING INC
filed 2000-03-21
CIK 1014599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 27, 1999

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

                               (Title of class)

                               (Title of class)
  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]
  The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of March 17, 2000 was approximately $47,454.
  The number of shares outstanding of each of the registrant's classes of common stock as of March 17, 2000 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K.

                               Part of Form 10-K
            Document           Where Incorporated
            --------           ------------------
      AmeriKing, Inc.               Part IV
       Registration Statement
       (Reg. No. 333-04261)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
  Item 1.  Business.......................................................   1
  Item 2.  Properties.....................................................  10
  Item 3.  Legal Proceedings..............................................  10
  Item 4.  Submission of Matters to a Vote of Security Holders............  10
PART II
  Item 5.  Market for the Registrant's Common Equity and Related
   Stockholder Matters....................................................  11
  Item 6.  Selected Financial Data........................................  11
  Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  13
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk.....  17
  Item 8.  Financial Statements and Supplementary Data....................  18
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  33
PART III
  Item 10. Directors and Executive Officers of the Registrant.............  33
  Item 11. Executive Compensation.........................................  36
  Item 12. Security Ownership of Certain Beneficial Owners and
   Management.............................................................  39
  Item 13. Certain Relationships and Related Transactions.................  40
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
   K......................................................................  42

                                       I

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

Item 1. Business

Recent Developments

  On March 8, 2000, the Company signed a letter of intent to purchase 5 restaurants in the Chicago Metropolitan area for approximately $3.0 million excluding transaction fees and acquisition related expenditures.

General

  AmeriKing is the largest independent Burger King franchisee in the United States with 355 restaurants as of December 27, 1999, located primarily in twelve Midwestern and Southern states. The Company was formed in 1994 by a group consisting of independent Burger King franchisees, former Burger King Corporation ("BKC") executives and The Jordan Company. Since inception, the Company has acquired 327 Burger King restaurants, developed 45 new restaurants, sold 10 restaurants, and closed 7 restaurants.

  AmeriKing, Inc. and its wholly owned subsidiary, National Restaurant Enterprises, Inc., which has four subsidiaries, were organized as Delaware corporations and incorporated on August 17, 1994. AmeriKing's principal executive offices are located at 2215 Enterprise Drive, Suite 1502, Westchester, Illinois, 60154. Its telephone number is (708) 947-2150.

Burger King Corporation

  Overview. According to information publicly filed by Diageo PLC, the parent corporation of BKC, BKC is the second largest quick-service hamburger restaurant franchisor in the world, with system-wide restaurant sales of $10.9 billion for its fiscal year ended June 30, 1999. There are more than 10,800 Burger King restaurants worldwide, of which over 92% are operated by approximately 1,500 independent franchisee groups. As is the case for all Burger King franchisees, the Company is required to comply with BKC guidelines as to menu and operations, restaurant configurations and marketing and promotion.

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

  The Company participates in a variety of Burger King programs designed to increase restaurant revenues and profitability. In 1999, BKC implemented several promotions aimed at children including Teletubbies(R), Wild Wild West(R) and Pokemon(R). In addition, BKC introduced several new menu items including the Frozen Coke(R) and Chicken Club, which also achieved great success and popularity.

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

  National Marketing and Promotion. The Burger King brand has been in existence for over 45 years. BKC currently has an annual advertising and promotional budget of over $400 million to heighten brand awareness. BKC's advertising campaigns are generally carried on television, radio and in mass circulation print media (national and regional newspapers and magazines). BKC franchisees are typically required to contribute 4.0% of monthly gross sales from restaurant operations to a BKC advertising fund. These contributions are generally utilized by BKC for its advertising and promotional programs and public relations activities. BKC has also entered into selective partnership arrangements to help promote its products. In addition, the Company supplements BKC's current annual advertising budget and promotional activities through local marketing initiatives. These initiatives are typically funded through an additional investment of approximately 1% of gross sales.

Company Operations

  Management Structure. All executive management, finance, marketing and operations support functions are conducted centrally at the Company's Westchester, Illinois headquarters. In each of its eleven regions (Chicago, Virginia, Colorado, Texas, Tennessee, Cincinnati, Charlotte, Raleigh, Milwaukee, Northern Wisconsin and Springfield, IL), the Company has a regional managing director who is responsible for all of the operations of the Company's restaurants within his/her assigned region. Each of these managing directors must be approved by BKC. Supporting the managing directors are the directors of operations who, in turn, supervise several district managers (who directly supervise six to eight restaurants each). The district managers are responsible for direct oversight of the day-to-day operations of the Company's restaurants. Typically, district managers have previously served as restaurant managers within the Burger King system. A typical Company restaurant is staffed with a full-time manager, one to three assistant managers and full-and part-time hourly employees.

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

  Training. The Company maintains a comprehensive training and development program for all of its personnel. This program emphasizes the BKC system-wide operating procedures, food preparation methods and customer service standards. The management training program features an intensive five-week hands-on restaurant training period, followed by two weeks of classroom instruction (one week of simulated restaurant management activities and one week of food sanitation). Special emphasis is placed on quality food preparation, service standards and total customer satisfaction. Upon certification, new managers work closely with experienced managers to solidify their skills and expertise. The Company's existing restaurant managers regularly participate in the Company's ongoing training efforts, including classroom programs and in-restaurant programs. In addition, BKC's training and development programs are also available to the Company.

  Management Information System. The Company's customized management information system, REMACs, provides daily tracking and reporting of customer traffic counts, sales, average check values, menu item sales, inventory variances, key labor measures and other detailed information in comparative form, by individual restaurant and for the Company as a whole. The Company's integrated management information system, typically installed in its restaurants within 30 to 60 days of acquisition, transmits data on a daily basis to Company headquarters. This information is available by 6:00 AM the following day and can be accessed by district managers on a remote basis using a laptop computer. The Company's sophisticated management information system, typically not affordable by smaller Burger King franchisees and other smaller quick-service restaurant chains, provides management with the ability to identify and quickly capitalize on restaurant sales enhancement and profit opportunities. The Company utilizes its management information system to: (i) minimize shrinkage and control labor costs; (ii) monitor point-of-sale order taking; (iii) effectively manage inventory; and (iv) quickly integrate accounting systems following acquisitions. Customized exception reporting is used to focus operations on high priority issues and opportunities. The Company also utilizes the system to increase sales revenues by assisting restaurant managers in optimally scheduling the restaurant work force during any particular shift at the restaurant work stations for which they are best qualified. In addition, the system enables the Company to analyze various promotional programs using product mix information.

Franchise Agreements

  Each of the Company's Burger King restaurants is a party to a BKC franchise agreement. The BKC franchise agreement does not grant any franchisee exclusive rights to a defined territory; however, the Company, based upon its review of BKC's Uniform Franchise Offering Circular and its experience with BKC, believes that BKC generally seeks to ensure that newly granted franchises do not materially affect the operations of existing Burger King restaurants. Acceptance as a franchisee is based upon several factors, including management experience, qualifications, financial status and net worth. The franchise agreements require, among other things, that all restaurants be of standardized design and operated in a prescribed manner, including utilization of the standard Burger King menu. Most franchise agreements provide for a term of 20 years, and, at the option of the franchisee and BKC, a renewal (successor) franchise agreement may be granted by BKC provided that the restaurant meets BKC's operating standards applicable at that time and the franchisee is not in default under the relevant franchise agreement. The BKC franchise agreements are noncancelable except for failure to abide by the terms thereof and in certain other limited circumstances.

  BKC franchise agreements generally are renewable for an additional term based upon the form of franchise agreement applicable at that time, provided that the franchisee: (i) pays a successor franchise fee equal to the franchise fee applicable at that time, (ii) has demonstrated an ability to operate the business consistent with the standards set forth in the franchise agreement,
(iii) agrees to make capital improvements to the subject restaurant to bring the restaurant up to BKC's image standards applicable at that time and (iv) is not then currently in default with respect to any other obligations to BKC, including pursuant to other franchise agreements. The

Company, through its district managers, closely supervises the operation of all of its restaurants to ensure that operating policies are followed and that the requirements of the franchise agreements are met. The amount of capital expenditures that may be required to bring a restaurant up to BKC's current standards at any given time varies widely depending upon the magnitude of the required changes and the degree to which the franchisee has made interim changes to the restaurant. Within five years of December 27, 1999, 88 of the Company's current 355 franchise agreements with BKC, which contributed $93.6 million in restaurant sales in fiscal 1999, are scheduled to expire.

  The Company intends to expand its operations of Burger King restaurants through both new restaurant development and acquisitions. Pursuant to current BKC policies and procedures applicable to the Company, BKC's approval is required for the development of new Burger King restaurants by the Company and the acquisition of Burger King restaurants by the Company from other Burger King franchisees. BKC's consent to such renewals, acquisitions or development may be withheld at BKC's sole discretion.

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

Obligations to Burger King Corporation

  BKC franchise agreements provide for a one-time franchise fee (currently $40,000), a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. During fiscal 1999, the Company paid BKC an aggregate of $13.3 million in royalty fees and $15.2 million in advertising contributions.

  Beginning July 1, 2000 and running through June 30, 2003, any newly developed restaurant or newly successored restaurant will be subject to a $50,000 one-time franchise fee and a 4.0% royalty fee for a period of ten years. At that time, the royalty fee will be increased to 4.5% for the remainder of the franchise term. Beginning July 1, 2003, any newly developed restaurant or newly successored restaurant will be subject to a $50,000 one-time franchise fee and a 4.5% royalty fee for the full franchise term. The monthly advertising contribution is expected to remain at 4.0%.

  BKC is the lessor on approximately 34.2% of the Company's currently leased properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. The Company guarantees all of the obligations of its subsidiaries under these leases. Under certain lease agreements with BKC affiliates, the Company's subsidiaries made rent payments aggregating $12.6 million during fiscal 1999. In connection with the execution of the lease agreements, the Company guaranteed the payment and performance obligations of each of its subsidiaries. In addition, the Company has agreed to guarantee the payment and performance obligations under each of the franchise agreements between BKC and its subsidiary franchisees.

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

Advertising and Promotion

  The Company supplements BKC's current annual advertising budget and promotional activities by contributing approximately 1% of its gross sales to local advertising and promotions, including purchasing additional television, radio and print advertising and running promotional programs that support national programs with local tie-ins to other consumer brands. These local tie-ins have included cross promotions with the various professional sports teams and athletes, Nickelodeon, NASCAR, and several colleges and universities, among others. Other promotional programs include coupons and price discounts, which are tailored by the Company to appeal to its customer base depending on demographics and other factors, thereby creating flexible and directed marketing programs. For fiscal 1999, the Company spent approximately $5.7 million on supplemental local advertising and promotions, and plans to continue its local advertising and promotional programs at comparable levels in the future.

Supplies and Distribution

  The Company is a member of a national purchasing cooperative created by and for the Burger King system known as Restaurant Services, Inc. ("RSI"). RSI is an independent, member-owned, non-profit cooperative that provides services on behalf of and for the benefit of, Burger King restaurant operators. RSI negotiates the lowest cost for the Burger King system while improving quality, enhancing competitiveness and ensuring the best possible value. RSI has the sole and exclusive responsibility for negotiating purchasing arrangements for the Burger King system with respect to certain paper goods, restaurant supplies, food and drink products, certain equipment and many other items mutually agreed to by Burger King franchisees for use in the Burger King system. The Company uses its purchasing power to negotiate directly with certain other vendors, as well as each of its distributors, to obtain favorable pricing and terms for the distribution of its products. Currently, the Company's primary distributor of foodstuffs and supplies is AmeriServe Food Distribution, Inc. ("AmeriServe").

  AmeriServe filed for protection under Chapter 11 of the U.S. bankruptcy code on January 31, 2000 resulting in minimal service disruptions to Company owned restaurants. AmeriServe continues to be the Company's primary distributor with interim financing being provided by Burger King and Tricon Global Restaurants, Inc. RSI is currently researching other distributors in the event that AmeriServe is unable to adequately serve the Company's needs.

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

  To date, the Company has developed 45 new restaurants. Prior to developing a new restaurant, the Company's senior management conducts an extensive site selection process with significant input from BKC's development field personnel, including an analysis of projected development costs and anticipated profitability on a per location basis. The Company's primary resource is its internal development department, comprised of professionals with extensive site selection and development experience.

  Pursue Strategic Acquisitions of Burger King Restaurants. The Company intends to selectively pursue strategic acquisitions in the highly fragmented, growing Burger King system. Since 1994, the Company has successfully completed 327 restaurant acquisitions for an aggregate purchase price of approximately $255.2 million. The Company evaluates each prospective acquisition using a set of stringent criteria, including the potential for future fill-in acquisitions and new restaurant development in targeted markets and the overall attractiveness of market demographics. The Company seeks to enter new geographic markets through acquisitions that provide the critical mass necessary to realize operating efficiencies. Of the Company's 27 franchisee acquisitions through December 27, 1999, 10 have been large, regional operations, each consisting of more than ten restaurants. AmeriKing seeks to augment new market acquisitions with fill-in acquisitions, which enable the Company to: (i) achieve greater restaurant penetration within existing markets; (ii) capitalize on its significant operating leverage; and (iii) increase operating margins and profitability. The Company continually engages in discussions with Burger King franchisees, including with respect to the potential acquisition of the business or assets of such franchisees.

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

  The Company's fill-in acquisitions typically involve smaller, local operations in areas in, or contiguous to, the Company's existing operations. An example of a typical fill-in acquisition is the Company's acquisition in April 1999 of 9 additional restaurants in Chicago. An example of a larger fill-in acquisition is the Company's acquisition in December 1998 of 13 additional restaurants in the Cincinnati market.

  The table below summarizes each of the Company's acquisitions, representing 327 restaurants, since its inception.

                                                        Number of
       Acquisition                                     Restaurants        Type of
           Date                   State                 Acquired           Seller
      --------------     -----------------------       -----------       ----------
      September 1994     Illinois/Indiana                   68           BKC
      September 1994     Texas/Colorado                     11           Management
      September 1994     Colorado                            3           Management
      November 1994      Illinois/Wisconsin                 39           Franchisee
      September 1995     Colorado                            5           Franchisee
      October 1995       Illinois                            2           BKC
      November 1995      Tennessee/Georgia                  11           Franchisee
      February 1996      Virginia/North Carolina            24           Franchisee
      February 1996      Kentucky/Ohio/Indiana              12           Franchisee
      June 1997          North Carolina                     26           Franchisee
      August 1997        Illinois                            2           Franchisee
      September 1997     North Carolina                     30           Franchisee
      October 1997       Wisconsin                           5           Franchisee
      February 1998      Illinois                            2           Franchisee
      April 1998         Ohio                                3           Franchisee
      June 1998          Tennessee                           3           Franchisee
      October 1998       Illinois                            9           Franchisee
      December 1998      Wisconsin                           3           Franchisee
      December 1998      Kentucky/Ohio                       5           Franchisee
      December 1998      Wisconsin                           5           Franchisee
      December 1998      Ohio                               13           Franchisee
      February 1999      Illinois                            2           Franchisee
      February 1999      Wisconsin and Michigan             30           Franchisee
      April 1999         North Carolina                      3           BKC
      April 1999         Virginia                            1           Franchisee
      April 1999         Illinois                            9           Franchisee
      June 1999          Georgia                             1           Franchisee

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

  McDonald's operates more restaurants than the Company in all of the Company's current markets and is the Company's largest competitor. According to publicly available information, as of December 31, 1999, the McDonald's system was comprised of more than 25,000 restaurants, which generated total system-wide sales of approximately $38.5 billion. The Company believes that product quality and taste, name recognition, convenience of location, speed of service, menu variety, price, and ambiance are the most important competitive factors in the quick-service restaurant industry and that its Burger King restaurants effectively compete in each category.

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

Employees

  As of December 27, 1999, the Company employed 1233 full-time salaried employees and approximately 15,836 full-time and part-time hourly employees. Of the Company's full-time salaried employees, 72 are involved in overseeing restaurant operations, 1039 are involved in the management of individual restaurants, and the remainder is responsible for corporate administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are good.

Item 2. Properties

  The Company currently operates all but one of its restaurants on locations where it leases either the entire facility or just the land. BKC is the lessor on approximately 34.2% of such properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. Most of the Company's leases are coterminous with the related franchise agreements and require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Generally, the terms of the leases require lease payments equal to the greater of a fixed minimum annual rent or an annual percentage rent based on gross sales.

  The Company's headquarters are located in approximately 37,900 square feet of leased office space in Westchester, Illinois. The term of the present lease expires on April 30, 2003. The Company believes that its existing central office provides sufficient space to support its expected expansion over the next several years.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the security holders of the Company during the fiscal year ended December 27, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  There is no established trading market for the Company's common equity.

Item 6. Selected Financial Data

  The following table sets forth certain historical financial and operating data for the Company. The data presented for the Company for the 1995, 1996, 1997, 1998 and 1999 fiscal years are derived from the Company's audited financial statements. The Selected Consolidated Financial Information should be read in conjunction with (i) Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8--the audited Consolidated Financial Statements of the Company and the notes thereto.

                                               The Company
                               ------------------------------------------------
                                Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
                                 1995      1996    1997(4)   1998(4)     1999
                               --------  --------  --------  --------  --------
                                 (Dollars in thousands, except per share
                                                 amounts)
Statement of Operations Data:
Restaurant sales.............  $139,572  $203,753  $234,546  $307,488  $395,901
Restaurant operating
 expenses:
  Cost of sales..............    44,798    66,071    76,119    95,920   126,300
  Restaurant labor and
   related costs.............    34,526    50,874    60,278    78,326   103,173
  Depreciation and
   amortization..............     4,927     7,386     8,760    11,568    15,818
  Occupancy and other
   restaurant operating
   expense...................    38,930    55,836    65,951    83,825   107,593
                               --------  --------  --------  --------  --------
    Total restaurant
     operating expenses......   123,181   180,167   211,108   269,639   352,884
General and administrative
 expenses....................     5,176     7,370     9,497    13,886    16,836
Other operating expenses.....       863     3,679     2,292     3,063     3,006
                               --------  --------  --------  --------  --------
Operating income.............    10,352    12,537    11,649    20,900    23,175
Other expense:
  Interest expense...........    (8,323)  (11,983)  (13,320)  (16,275)  (20,470)
  Other expense, net.........      (302)   (5,052)     (728)     (868)     (553)
                               --------  --------  --------  --------  --------
    Total other expense......    (8,625)  (17,035)  (14,048)  (17,143)  (21,023)
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary item and
 provision (benefit) for
 income taxes................     1,727    (4,498)   (2,399)    3,757     2,152
Provision (benefit) for
 income taxes................       825    (1,556)     (365)    1,944     1,335
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary item..........       902    (2,942)   (2,034)    1,813       817
Extraordinary item--loss from
 early extinguishment of
 Debt........................              (5,055)
                               --------  --------  --------  --------  --------
Net income (loss)............  $    902  $ (7,997) $ (2,034) $  1,813  $    817
                               ========  ========  ========  ========  ========
Preferred stock
 dividends(1)................  $    450  $    450  $    450  $    558  $    585
Senior preferred stock
 dividends(1)................                 303     4,112     4,678     5,325
Amortization of senior
 preferred stock issuance
 costs.......................                  10       129       110       119
                               --------  --------  --------  --------  --------
Income (loss) available to
 common stockholders.........  $    452  $ (8,760) $ (6,725) $ (3,533) $ (5,212)
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares outstanding
 (in thousands)--basic.......       863       866       900       903       903
Weighted average number of
 common shares outstanding
 (in thousands)--diluted.....       970       866       900       903       903
Net income (loss) per common
 share--basic................  $   0.52  $ (10.12) $  (7.47) $  (3.91) $  (5.77)
                               ========  ========  ========  ========  ========
Net income (loss) per common
 share--diluted..............  $   0.47  $ (10.12) $  (7.47) $  (3.91) $  (5.77)
                               ========  ========  ========  ========  ========

                                        The Company
                          --------------------------------------------
                          Fiscal   Fiscal   Fiscal    Fiscal   Fiscal
                           1995     1996    1997(4)   1998(4)   1999
                          -------  -------  -------   -------  -------
                          (Dollars in thousands, except per share
                                         amounts)
Other Data:
EBITDA(2)...............  $16,142  $23,602  $23,232   $36,168  $42,736
                          =======  =======  =======   =======  =======
Capital expenditures:
  Existing restaurants..  $ 1,416  $ 2,424  $ 3,913   $ 2,380  $ 3,697
  New restaurant
   development..........      696    3,219    6,066     7,900    5,752
  Other.................    1,609    2,655    2,528       548    1,932
                          -------  -------  -------   -------  -------
    Total capital
     expenditures.......  $ 3,721  $ 8,298  $12,507   $10,828  $11,381
                          =======  =======  =======   =======  =======

Selected Operating Data:
Ratio of earnings to
 fixed charges(3).......     1.1x                        1.2x     1.1x
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends(3)...........     1.1x                        1.2x     1.1x
Restaurants open at end
 of period..............      140      184      242       286      355
Comparable restaurant
 sales percentage.......      2.0%     2.0%    (1.0)%     4.5%    (3.3)%

                                                              The Company
                                                       -------------------------
                                                       December 28, December 27,
                                                           1998         1999
                                                       ------------ ------------
                                                        (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents.............................   $ 10,591     $ 14,754
Total assets..........................................    238,719      285,293
Total debt and capitalized leases.....................    176,589      221,079
Senior Preferred Stock................................     39,093       44,418
Total stockholders' equity (deficit) .................     (8,816)     (13,443)

--------
(1) As of December 27, 1999, the Company has declared no dividends on its Class A1 Preferred Stock, Class A2 Preferred Stock or Class B Preferred Stock (collectively the "Preferred Stock"). During fiscal 1999, the Company declared stock dividends of 212,993 shares of its 13% Senior Exchangeable Preferred Stock, due 2008 (the "Senior Preferred Stock"). In addition, the Company has declared no cash dividends on its Common Stock.

(2) EBITDA (as defined) represents operating income plus depreciation and amortization of goodwill and franchise agreements, pre-opening costs and other operating expenses. EBITDA is included because the Cash Flow Coverage Ratio (each as defined in the Indenture and the Exchange Debenture Indenture) is calculated on a similar basis. See the Consolidated Statements of Operations of the Company and the related notes to the Consolidated Financial Statements thereto included herein.

(3) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. For fiscal 1997 and 1996, earnings were insufficient to cover fixed charges by approximately $2.4 million and $4.5 million, respectively. For fiscal 1997 and 1996, earnings were insufficient to cover fixed charges and preferred stock dividends by approximately $2.4 million and $4.5 million, respectively.

(4) Certain information in the consolidated financial statements for fiscal 1998 and prior have been reclassified to conform with the current reporting format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has ten), as well as sales of promotional products at the Company's restaurants. Historically, merchandise sales have contributed less than 3.8% to restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near the Company's costs.

  EBITDA represents operating income plus depreciation and amortization of goodwill and franchise agreements, pre-opening costs and other operating expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

  The discussion below of the Company's operating performance for the fiscal years 1999, 1998, and 1997 should be read in conjunction with Item 6--Selected Financial Data contained herein.

Fiscal 1999 Compared to Fiscal 1998

  Restaurant Sales. Total sales increased $88.4 million or 28.8% during fiscal 1999 to $395.9 million from $307.5 million during fiscal 1998, due primarily to the inclusion of the 59 and 30 restaurants purchased in 1999 and 1998, respectively. In addition, the Company developed 10 and 17 restaurants in 1999 and 1998, respectively. Newly acquired restaurants accounted for $80.4 million of the total increase in restaurant sales, while new restaurant development accounted for $18.2 million of the increase in sales. Sales at the 345 comparable restaurants owned by the Company at the end of fiscal 1999 decreased 3.3% primarily due to a decrease in customer traffic as BKC's national marketing calendar did not generate incremental traffic versus that of the prior year. Additionally, customer traffic was negatively affected by severe winter storms in the first quarter, as well as, several hurricanes which hit North Carolina and Virginia in the third quarter.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $83.3 million, or 30.9% during fiscal 1999, to $352.9 million from $269.6 million during during fiscal 1998. This increase was due primarily to the inclusion of the 59 and 30 restaurants purchased in 1999 and 1998, respectively, as well as, the 10 and 17 restaurants that were developed by the Company in 1999and 1998, respectively. As a percentage of sales, restaurant operating expenses increased 1.4%, to 89.1% during fiscal 1999 from 87.7% during fiscal 1998.

  Cost of sales increased $30.4 million during fiscal 1999, and increased as a percent of sales to 31.9% in fiscal 1999 compared to 31.2% in 1998. Cost of food sales increased $25.6 million during fiscal 1999, and increased 0.1% as a percentage of sales to 28.7% during fiscal 1999 from 28.6% during fiscal 1998. The increase in cost of food sales is the result of the inclusion of the 59 and 30 restaurants purchased in 1999 and 1998, respectively, as well as, the 10 and 17 restaurants that were developed by the Company in 1999 and 1998, respectively. Cost of non-food sales increased $4.8 million during fiscal 1999, and increased 0.6% as a percentage of sales to 3.2% during fiscal 1999 from 2.6% during fiscal 1998. The change in cost of non-food sales is due to increased sales associated with the successful "Wild Wild West" and "Pokemon" promotions and the demands for the promotional items. The percentage increase in cost of non-food sales is a direct result of the increase in non-food sales. Non-food promotional items, typically designed to drive new customers into the restaurants, are sold at or near cost.

  Restaurant labor and related costs increased $24.9 million during fiscal 1999, and increased 0.6% as a percentage of sales to 26.1% during fiscal 1999 from 25.5% during fiscal 1998. The increase in restaurant labor and related costs was primarily due to an increase in the number of stores in 1999 compared to 1998. The percentage increase is the result of lower average store sales volumes on the fixed component of salaries and health insurance costs.

  Depreciation and amortization increased $4.2 million during fiscal 1999, to $15.8 million from $11.6 million during fiscal 1998. As a percentage of sales, depreciation and amortization expense increased 0.2% to 4.0% during fiscal 1999 from 3.8% during fiscal 1998. The increase was due primarily to the increase in goodwill amortization related to newly acquired restaurants.

  Occupancy and other restaurant operating expenses increased $23.8 million during fiscal 1999 and decreased 0.1% as a percentage of sales to 27.2% during fiscal 1999 from 27.3% during fiscal 1998. Occupancy expense increased $7.9 million during fiscal 1999 but decreased 0.3% as a percentage of sales to 10.0% in 1999 from 10.3% in 1998. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants. Other restaurant operating expenses, including advertising and royalties, increased $15.9 million during fiscal 1999 and increased 0.2% as a percentage of sales to 17.2% during fiscal 1999 from 17.0% during fiscal 1998. The percentage increase is primarily due to an increase in the local marketing investment percentage in certain markets, increased utility costs due to an unseasonably warm fall, and higher repair and maintenance expenses. In addition, the Company recorded pre-opening costs relative to new restaurant developments in other expense which were $0.7 million and $0.6 million for 1999 and 1998, respectively.

  General and Administrative Expenses. General and administrative expenses increased $2.9 million during fiscal 1999 and decreased 0.2% as a percent of sales to 4.3% during fiscal 1999 from 4.5% during fiscal 1998. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants partially offset by lower incentive compensation costs.

  Other Operating Expenses. Other operating expenses decreased $0.1 million during fiscal 1999 to $3.0 million from $3.1 million in 1998. The decrease in other operating expenses is due to a lower provision for impairment of long-lived assets, partially offset by higher depreciation expense.

  Other Expense. Other expense increased $3.9 million during fiscal 1999 to $21.0 million from $17.1 million in 1998. The increase in other expense is due to higher interest expense related to the increase in the line of credit due to the 1999 acquisitions, as well as, an increase in interest rates.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $6.5 million or 18.0% to $42.7 million for fiscal 1999 from $36.2 million for fiscal 1998. As a percentage of restaurant sales, EBITDA decreased 1.0%, to 10.8% for fiscal 1999 from 11.8% for fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

  Restaurant Sales. Total sales increased $73.0 million or 31.1% during fiscal 1998 to $307.5 million from $234.5 million during fiscal 1997, due primarily to the inclusion of the 30 and 63 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 17 restaurants and closed 3 restaurants in 1998. Newly acquired restaurants accounted for $55.7 million of the total increase in restaurant sales, while new restaurant development accounted for $4.9 million of the increase in sales. Total sales were reduced by $2.3 million due to the restaurants closed during 1998. Sales at the 269 comparable restaurants owned by the Company at the end of fiscal 1998 increased 4.5% primarily due to a increase in customer traffic and an increase in customer check average. Burger King's domestic system sales were also increased by the rebound from the Hudson Beef recall during the third quarter of fiscal 1997.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $58.5 million, or 27.7% during fiscal 1998, to $269.6 million from $211.1 million during during fiscal 1997, due primarily to the inclusion of the 30 and 63 restaurants purchased in 1998 and 1997, respectively. In addition, the Company developed 17 restaurants and closed 3 restaurants in 1998. As a percentage of sales, restaurant operating expenses decreased 2.3%, to 87.7% during fiscal 1998 from 90.0% during fiscal 1997.

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

  Occupancy and other restaurant operating expenses increased $17.8 million during fiscal 1998 and decreased 0.8% as a percentage of sales to 27.3% during fiscal 1998 from 28.1% during fiscal 1997. Occupancy expense increased $7.1 million during fiscal 1998 but decreased 0.1% as a percentage of sales to 10.3% in 1998 from 10.4% in 1997. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants. Other restaurant operating expenses including advertising and royalties increased $10.7 million during fiscal 1998 and decreased 0.7% as a percentage of sales to 17.0% during fiscal 1998 from 17.7% during fiscal 1997. The percentage decrease is primarily due to a litigation recovery coupled with lower utilities expenses. In addition, the Company recorded pre-opening costs relative to new restaurant developments in other expense which were $0.6 million and $0.5 million for 1998 and 1997, respectively.

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

  Other Operating Expenses. Other Operating expenses increased $0.8 million during fiscal 1998 to $3.1 million from $2.3 million in 1997. The increase in other operating expenses is due to higher depreciation expense as well as the fact that 1997 was offset by a $1.8 million gain on the sale of restaurants.

  Other Expense. Other expense increased $3.1 million during fiscal 1998 to $17.1 million from $14.0 million in 1997. The increase in other expense is due to higher interest expense related to the increase in the line of credit due to the 1998 acquisitions.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $13.0 million or 55.7% to $36.2 million for fiscal 1998 from $23.2 million for fiscal 1997. As a percentage of restaurant sales, EBITDA increased 1.9%, to 11.8% for fiscal 1998 from 9.9% for fiscal 1997.

Liquidity and Capital Resources

  Net cash flows provided by operating activities decreased $6.9 million during the fiscal year ended December 27, 1999, to $20.1 million, from $27.0 million during the fiscal year ended December 28, 1998. The decrease in net cash flow is attributable to reduced net income, and general increases in working capital other than cash, offset by increased depreciation and amortization.

  Net cash flows used by investing activities for the fiscal year ended were $58.1 million, which included $46.1 million for the acquisition of 59 restaurants in Georgia, Illinois, Michigan, North Carolina, Ohio, Tennessee, Virginia and Wisconsin. New restaurant development accounted for $5.8 million, with the remainder going to existing restaurants and corporate infrastructure. The Amended and Restated Revolving Credit Agreement calls for no principal amortization and matures in June 2002. The outstanding balance at December 27, 1999 was $71.6 million. In addition, the Company entered into a new Credit Agreement (the "Acquisition Credit Agreement") with BBNA and other lenders for $45.0 million. The outstanding balance at December 27, 1999 was $41.2 million.

  During the fiscal year ended December 27, 1999, borrowings of $45.2 million were drawn on the Revolver to fund the acquisitions of 59 restaurants in Georgia, Illinois, Michigan, North Carolina, Ohio, Tennessee, Virginia and Wisconsin, and for working capital purposes.

  The Company has budgeted approximately $400,000 for the development of each of its new restaurants. The Company anticipates it will spend approximately an additional $6.0 to $9.0 million annually for other capital expenditures. The Company has committed to BKC that for the foreseeable future (i) it will make capital expenditures on its existing restaurants equal to 1% of its gross sales and (ii) it will spend an amount equal to 1% of its gross sales on local advertising. The actual amount of the Company's cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

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

  The Company believes that available cash on hand together with its available credit of $12.2 million under its Amended and Restated Credit Agreement, will be sufficient to cover its working capital needs, capital expenditures, planned development and debt service requirements for fiscal 2000.

Income Taxes

  The Company completed fiscal 1999 with a net operating loss carry-forward for tax purposes of approximately $38.6 million. Substantially all of the Company's acquisitions completed to date have been structured as asset purchases. As a result, the Company is able to deduct goodwill amortization expense for income tax purposes over a 15 year period.

Year 2000

  The Company has completed substantially all of its review and testing of the impact of the Year 2000 on the Company's systems as well as its assessment of supplier responsiveness. As of March 14, 2000, the Company has not experienced any significant work stoppages or other negative impact on its operations and does not believe that any future Year 2000 issue will have a material adverse effect on its financial condition or results of operations. However, it is impossible to assess the potential consequences in the event of future service interruptions from existing systems, suppliers or other external sources. The Company's costs related to the response of Year 2000 and related remediation were less than $1.0 million.

New Accounting Pronouncements

  In February 1998, the FASB issued SFAS 132, "Employees' Disclosures About Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of this new standard did not have an effect on the Company's financial statements because it has no such benefit plans.

  In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in fiscal year 2001. At December 27, 1999, the Company has no derivative instruments or hedging activities.

  Effective at the beginning of fiscal 1999, the Company adopted AICPA Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1).SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The guidance provided by SOP 98-1 is similar to the accounting practices of the Company prior to the adoption of SOP 98-1. The Company capitalized approximately $650,000 as a result of this adoption announcement. Adoption of SOP 98-1 has not resulted in materially different capitalized amounts in comparison with past Company practices.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $115.8 million at December 27, 1999. Of this balance, the BankBoston revolver comprised $112.8 million bearing an interest rate calculated at the lesser of BankBoston's base rate or the Eurodollar rate plus 2.50%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.3 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 Franchise Acceptance Corporation ("FAC") Note comprised $1.7 million bearing an interest rate of 2.50% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $2.0 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

     Index To the Consolidated Financial Statements of AmeriKing, Inc. And
                                   Subsidiary

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................   19

Consolidated Balance Sheets as of December 27, 1999 and December 28,
 1998....................................................................   20

Consolidated Statements of Operations for the fiscal years ended December
 27, 1999, December 28, 1998 and December 29, 1997.......................   21

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal
 years ended December 27, 1999, December 28, 1998 and December 29, 1997..   22

Consolidated Statements of Cash Flows for the fiscal years ended December
 27, 1999, December 28, 1998 and December 29, 1997.......................   23

Notes to Consolidated Financial Statements...............................   24

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AmeriKing, Inc.
Westchester, Illinois

  We have audited the accompanying consolidated balance sheets of AmeriKing, Inc. and subsidiary as of December 27, 1999 and December 28, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriKing, Inc. and subsidiary as of December 27, 1999 and December 28, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Chicago, Illinois
March 14, 2000

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    December 27, 1999 and December 28, 1998

                                                     December 27,  December 28,
                                                        1999          1998
                                                     ------------  ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................ $ 14,754,000 $ 10,591,000
  Accounts receivable...............................    3,810,000    2,512,000
  Inventories.......................................    5,200,000    2,546,000
  Prepaid expenses..................................    1,089,000      465,000
  Current portion of deferred income taxes (Note
   9)...............................................       81,000      123,000
                                                     ------------ ------------
    Total current assets............................   24,934,000   16,237,000
PROPERTY AND EQUIPMENT (Note 4).....................   75,888,000   62,974,000
GOODWILL............................................  170,917,000  145,327,000
DEFERRED INCOME TAXES (Note 9)......................      205,000    1,448,000
OTHER ASSETS:
  Deferred financing costs..........................    5,816,000    6,597,000
  Franchise agreements..............................    7,379,000    6,134,000
  Other long-term assets............................      154,000        2,000
                                                     ------------ ------------
    Total other assets..............................   13,349,000   12,733,000
                                                     ------------ ------------
TOTAL............................................... $285,293,000 $238,719,000
                                                     ============ ============

        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses....... $ 18,473,000 $ 15,930,000
  Accrued payroll and related expenses..............    8,903,000    8,477,000
  Accrued taxes payable.............................    4,580,000    3,981,000
  Note payable......................................      255,000    2,657,000
  Current portion of long-term debt (Note 5)........      828,000      753,000
                                                     ------------ ------------
    Total current liabilities.......................   33,039,000   31,798,000
                                                     ------------ ------------
LONG-TERM DEBT--Less current portion (Note 5).......  220,251,000  175,836,000
OTHER LONG-TERM LIABILITIES.........................    1,028,000      808,000
                                                     ------------ ------------
    Total liabilities...............................  254,318,000  208,442,000
                                                     ------------ ------------
SENIOR PREFERRED STOCK (Note 6).....................   44,418,000   39,093,000
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock...................................           75           75
  Common stock......................................        9,030        9,030
  Accumulated deficit............................... (13,452,105)  (8,825,105)
                                                     ------------ ------------
    Total stockholders' equity (deficit)............ (13,443,000)  (8,816,000)
                                                     ------------ ------------
TOTAL............................................... $285,293,000 $238,719,000
                                                     ============ ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Fiscal Years Ended December 27, 1999, December 28, 1998, and December
                                    29, 1997

                             Fiscal     % of      Fiscal     % of      Fiscal     % of
                              1999      Sales      1998      Sales      1997      Sales
                          ------------  -----  ------------  -----  ------------  -----
SALES
 Restaurant food sales
  ......................  $381,013,000   96.2% $297,989,000   96.9% $226,908,000   96.7%
 Non-food sales ........    14,888,000    3.8     9,499,000    3.1     7,638,000    3.3
                          ------------  -----  ------------  -----  ------------  -----
 Total sales ...........   395,901,000  100.0   307,488,000  100.0   234,546,000  100.0
RESTAURANT OPERATING
 EXPENSES:
 Cost of food sales ....   113,517,000   28.7    87,942,000   28.6    69,546,000   29.6
 Cost of non-food
  sales.................    12,783,000    3.2     7,978,000    2.6     6,573,000    2.8
 Restaurant labor and
  related costs.........   103,173,000   26.1    78,326,000   25.5    60,278,000   25.7
 Occupancy..............    39,414,000   10.0    31,538,000   10.3    24,384,000   10.4
 Depreciation and
  amortization of
  goodwill and franchise
  agreements............    15,818,000    4.0    11,568,000    3.8     8,760,000    3.7
 Advertising............    21,028,000    5.3    15,858,000    5.2    12,388,000    5.3
 Royalties..............    13,341,000    3.4    10,463,000    3.4     7,949,000    3.4
 Other restaurant
  operating expenses....    33,810,000    8.5    25,966,000    8.4    21,230,000    9.1
                          ------------  -----  ------------  -----  ------------  -----
 Total restaurant
  operating expenses....   352,884,000   89.1   269,639,000   87.7   211,108,000   90.0
GENERAL AND
 ADMINISTRATIVE
 EXPENSES...............    16,836,000    4.3    13,886,000    4.5     9,497,000    4.0
OTHER OPERATING
 EXPENSES:
 Depreciation expense--
  office................     1,138,000    0.3       842,000    0.3       698,000    0.3
 (Gain) on sale of
  restaurants...........                                              (1,798,000)  (0.8)
 Provision for
  disposition of long-
  lived assets (Note
  12)...................       980,000    0.2     1,177,000    0.4     2,275,000    1.0
 Loss on disposal of
  equipment.............       225,000    0.1       394,000    .01       467,000    0.2
 Management and
  directors' fees.......       663,000    0.1       650,000    0.2       650,000    0.3
                          ------------  -----  ------------  -----  ------------  -----
 Total other operating
  expenses..............     3,006,000    0.7     3,063,000    1.0     2,292,000    1.0
                          ------------  -----  ------------  -----  ------------  -----
OPERATING INCOME........    23,175,000    5.9    20,900,000    6.8    11,649,000    5.0
OTHER INCOME (EXPENSE):
 Interest expense.......   (20,470,000)  (5.2)  (16,275,000)  (5.3)  (13,320,000)  (5.7)
 Amortization of
  deferred costs........      (801,000)  (0.2)     (963,000)  (0.3)     (691,000)  (0.3)
 Other income
  (expense)--net........       248,000    0.1        95,000    0.0       (37,000)  (0.0)
                          ------------  -----  ------------  -----  ------------  -----
 Total other expense....   (21,023,000)  (5.3)  (17,143,000)  (5.6)  (14,048,000)  (6.0)
                          ------------  -----  ------------  -----  ------------  -----
INCOME (LOSS) BEFORE
 PROVISION (BENEFIT) FOR
 INCOME TAXES...........     2,152,000    0.6     3,757,000    1.2    (2,399,000)  (1.0)
PROVISION (BENEFIT) FOR
 INCOME TAXES...........     1,335,000    0.3     1,944,000    0.6      (365,000)  (0.1)
                          ------------  -----  ------------  -----  ------------  -----
NET INCOME (LOSS).......       817,000    0.3     1,813,000    0.6    (2,034,000)  (0.9)
PREFERRED STOCK
 DIVIDENDS (cumulative,
 Undeclared)............      (585,000)            (558,000)            (450,000)
SENIOR PREFERRED STOCK
 DIVIDENDS..............    (5,325,000)          (4,678,000)          (4,112,000)
AMORTIZATION OF SENIOR
 PREFERRED STOCK
 ISSUANCE COSTS.........      (119,000)            (110,000)            (129,000)
                          ------------         ------------         ------------
LOSS AVAILABLE TO COMMON
 STOCKHOLDERS...........  $ (5,212,000)        $ (3,533,000)        $ (6,725,000)
                          ============         ============         ============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING--BASIC AND
 DILUTED................       902,992              902,992              900,167
                          ============         ============         ============
NET (LOSS) PER COMMON
 SHARE--BASIC AND
 DILUTED................  $      (5.77)        $      (3.91)        $      (7.47)
                          ============         ============         ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 For the Fiscal Years Ended December 27, 1999, December 28, 1998, and December
                                    29, 1997

                                          Additional     Retained
                         Preferred Common   Paid-In      Earnings
                           Stock   Stock    Capital     (Deficit)       Total
                         --------- ------ -----------  ------------  ------------
BALANCE--December 30,
 1996...................    $75    $8,933 $ 7,277,992  $ (6,854,000) $    433,000
  Dividends on senior
   preferred stock .....                   (4,112,000)                 (4,112,000)
  Amortization of senior
   preferred stock
   issuance costs ......                     (129,000)                   (129,000)
  Recapitalization of
   common stock ........               97         903                       1,000
  Net loss .............                                 (2,034,000)   (2,034,000)
                            ---    ------ -----------  ------------  ------------
BALANCE--December 29,
 1997                        75     9,030   3,037,895    (8,888,000)   (5,841,000)
  Dividends on senior
   preferred stock .....                   (2,927,895)   (1,750,105)   (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs ......                     (110,000)                   (110,000)
  Net income ...........                                  1,813,000     1,813,000
                            ---    ------ -----------  ------------  ------------
BALANCE--December 28,
 1998 ..................     75     9,030         --     (8,825,105)   (8,816,000)
  Dividends on senior
   preferred stock .....                                 (5,325,000)   (5,325,000)
  Amortization of senior
   preferred stock
   issuance costs ......                                   (119,000)     (119,000)
  Net income ...........                                    817,000       817,000
                            ---    ------ -----------  ------------  ------------
BALANCE--December 27,
 1999...................    $75    $9,030 $       --   $(13,452,105) $(13,443,000)
                            ===    ====== ===========  ============  ============


                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Fiscal Years Ended December 27, 1999, December 28, 1998, and December
                                    29, 1997

                                          Fiscal 1999  Fiscal 1998  Fiscal 1997
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................  $   817,000  $ 1,813,000  $(2,034,000)
 Adjustments to reconcile net income
  (loss) to net cash flows from
  operating activities:
 Depreciation and amortization .........   17,758,000   13,373,000   10,149,000
 Deferred income taxes .................    1,285,000    1,893,000     (735,000)
 Gain on sale of restaurants ...........                             (1,798,000)
 Provision for disposition of long-lived
  assets ...............................      980,000    1,177,000    2,275,000
 Loss on disposition of equipment ......      225,000      394,000      467,000
 Changes in:
 Accounts receivable ...................   (1,298,000)    (789,000)    (895,000)
 Inventories ...........................   (2,654,000)     (76,000)    (803,000)
 Prepaid expenses ......................     (756,000)   1,127,000     (254,000)
 Accounts payable, accrued expenses and
  other long-term liabilities ..........    3,788,000    8,132,000    4,743,000
                                          -----------  -----------  -----------
  Net cash flows provided by operating
   activities ..........................   20,145,000   27,044,000   11,115,000
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of restaurant franchise
  agreements, equipment and goodwill ...  (46,070,000) (27,591,000) (60,141,000)
 Proceeds from sale of restaurants .....                              8,158,000
 Proceeds from sale of property ........                              1,945,000
 Cash paid for franchise agreements ....     (619,000)    (440,000)    (434,000)
 Cash paid for property and equipment
  ......................................  (11,381,000) (10,828,000) (12,507,000)
                                          -----------  -----------  -----------
  Net cash flows used for investing
   activities ..........................  (58,070,000) (38,859,000) (62,979,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of common stock
  options...............................                                  1,000
 Proceeds from short-term debt..........                 2,657,000
 Proceeds from long-term debt...........                 1,800,000
 Cash paid for financing costs..........                  (923,000)    (848,000)
 Advances under line of credit..........   45,243,000   15,000,000   57,608,000
 Payments on line of credit.............                (3,000,000)  (2,000,000)
 Payments on short-term debt............   (2,402,000)
 Payments on long-term debt.............     (753,000)    (586,000)    (525,000)
 Payments on capital leases.............                   (74,000)     (99,000)
                                          -----------  -----------  -----------
  Net cash flows provided by financing
   activities...........................   42,088,000   14,874,000   54,137,000
NET CHANGE IN CASH AND CASH
 EQUIVALENTS............................    4,163,000    3,059,000    2,273,000
CASH AND CASH EQUIVALENTS--Beginning of
 year...................................   10,591,000    7,532,000    5,259,000
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS--End of year..  $14,754,000  $10,591,000  $ 7,532,000
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for
  interest..............................  $19,352,000  $16,125,000  $12,470,000
                                          ===========  ===========  ===========
 Cash paid during the year for income
  taxes.................................  $   100,000  $    90,000   $
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Senior preferred stock dividends.......  $ 5,325,000  $ 4,678,000  $ 4,112,000
 Amortization of senior preferred stock
  issuance costs .......................      119,000      110,000      129,000
                                          -----------  -----------  -----------
   TOTAL................................  $ 5,444,000  $ 4,788,000  $ 4,241,000
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fiscal Years Ended December 27, 1999, December 28, 1998, and December
                                   29, 1997

1. Description of Business

  AmeriKing, Inc., and its wholly owned subsidiary, National Restaurant Enterprises, Inc. d/b/a AmeriKing Corporation (the "Company") owns and operates Burger King restaurants in twelve states.

  During fiscal 1997, the Company, in a series of transactions, acquired 63 Burger King restaurants in Illinois, North Carolina and Wisconsin (the "1997 Acquisitions") for $55.4 million in cash, excluding transaction fees and expenses. In addition, the Company sold ten restaurants to a third party franchisee for $8.2 million and closed four restaurants. Also, the Company developed nine Burger King restaurants in fiscal 1997, primarily in the Chicago and Chattanooga metropolitan areas.

  During fiscal 1998, the Company, in a series of transactions, acquired 30 Burger King restaurants in Illinois, Kentucky, Ohio, Tennessee and Wisconsin (the "1998 Acquisitions") for $23.8 million in cash, excluding transaction fees and expenses. In addition, the Company closed three restaurants, one in Illinois, one in Virginia and one in Ohio. Also, the Company developed 17 Burger King restaurants in Illinois, Kentucky, North Carolina, Ohio, Tennessee, Texas and Virginia.

  During fiscal 1999, the Company, in a series of transactions, acquired 59 Burger King restaurants in Illinois, Ohio, Tennessee, Wisconsin, North Carolina and Virginia (the "1999 Acquisitions") for $40.5 million in cash, excluding transaction fees and expenses. In addition, the Company developed 10 Burger King restaurants in Illinois, Kentucky, North Carolina, Ohio, Tennessee and Wisconsin.

  The Company is the largest independent Burger King franchisee in the United States, operating 355 Burger King restaurants as of December 27, 1999. Management of the Company considers it to have one reportable segment, the operation of franchised restaurants in the United States, and assesses performance on a single segment basis.

2. Basis of Presentation and Summary of Significant Accounting Policies

  Fiscal Year--The Company has a 52/53-week fiscal year that ends on the last Monday of the calendar year. The 1999, 1998 and 1997 fiscal years ended December 27, 1999, December 28, 1998 and December 29, 1997, respectively, included 364 days of operating activity.

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

     Restaurant equipment and furnishings.........................    5-15 years
     Office furniture and equipment...............................     5-9 years
     Buildings....................................................      40 years
     Leasehold improvement........................................ Life of lease

  Franchise Agreements--The franchise agreements with Burger King Corporation ("BKC") require the Company to pay a franchise fee for each new restaurant developed and for the renewal of franchises that have expired. Franchisee fees are capitalized and amortized using the straight-line method over the terms of the related franchise agreements. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Accumulated amortization as of December 27, 1999 and December 28, 1998 was approximately $2,229,000 and $1,475,000, respectively.

  Goodwill--Goodwill represents the excess of cost over fair value of net assets acquired in connection with the Company's acquisitions described in
Note 1. Goodwill is amortized over 35 years using the straight-line method. Accumulated amortization of goodwill as of December 27, 1999 and December 28, 1998 was approximately $17,300,000 and $11,715,000, respectively.

  Deferred Costs--Costs incurred by the Company in obtaining its financing for its acquisitions are being amortized on a straight-line basis over the term of the related financing. Accumulated amortization as of December 27, 1999 and December 28, 1998 was approximately $2,620,000 and $1,838,000, respectively, for deferred financing costs.

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

  Reclassifications--Certain information in the consolidated financial statements for fiscal 1997 and 1998 have been reclassified to conform to the current reporting format.

  New Statements of Financial Accounting Standards--In February 1998, the FASB issued SFAS 132, "Employees' Disclosures About Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of this new standard did not have an effect on the Company's financial statements because it has no such benefit plans.

  In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in fiscal year 2001. At December 27, 1999, the Company had no derivative instruments or hedging activities.

  Effective at the beginning of fiscal 1999, the Company adopted AICPA Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal

                        AMERIKING, INC. AND SUBSIDIARY
use. The guidance provided by SOP 98-1 is similar to the accounting practices of the Company prior to the adoption of SOP 98-1. The Company capitalized approximately $650,000 as a result of adopting this pronouncement. Adoption of SOP 98-1 has not resulted in materially different capitalized amounts in comparison with past Company practices.

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

4. Property and Equipment

  Property and equipment consist of the following:

                                                       December 27,  December
                                                           1999      28, 1998
                                                       ------------ -----------
     Restaurant equipment and furnishings............. $ 76,828,000 $60,568,000
     Office furniture and equipment...................    5,412,000   4,300,000
     Leasehold improvements...........................   16,899,000  11,628,000
     New restaurant development.......................    4,325,000   3,058,000
     Buildings........................................    3,403,000   3,806,000
                                                       ------------ -----------
       Total..........................................  106,867,000  83,360,000
     Less accumulated depreciation....................   30,979,000  20,386,000
                                                       ------------ -----------
       Property and equipment--net.................... $ 75,888,000 $62,974,000
                                                       ============ ===========

5. Long-Term Debt

  Debt consists of the following:

                                     December 27, 1999     December 28, 1998
                                   --------------------- ---------------------
                                   Current   Long-term   Current   Long-term
                                   -------- ------------ -------- ------------
Senior Notes, 10.75%, due 2006....          $100,000,000          $100,000,000
Revolving Credit Facility, at a
 variable interest rate, 8.86% at
 December 27, 1999, due 2002......            71,608,000            67,608,000
Acquisition Credit Facility, at a
 variable interest rate, 8.60% at
 December 27, 1999, due 2002......            41,243,000                   --
Franchise Acceptance Corporation
 Limited Note, 9.86%, due 2006.... $527,000    4,116,000 $478,000    4,635,000
Franchise Acceptance Corporation
 Limited Note, 8.38%, due 2008....  128,000    1,546,000  117,000    1,683,000
Franchise Acceptance Corporation
 Limited Note, at a variable
 interest rate, 8.63% at December
 27, 1999, due 2005...............  173,000    1,138,000  158,000    1,310,000
Junior Subordinated Notes, 6.00%,
 due 2005.........................               600,000               600,000
                                   -------- ------------ -------- ------------
  Total........................... $828,000 $220,251,000 $753,000 $175,836,000
                                   ======== ============ ======== ============

                        AMERIKING, INC. AND SUBSIDIARY

  On November 30, 1994, the Company issued junior subordinated notes (the "Junior Subordinated Notes") in the aggregate principal amount of $600,000 to an affiliate of BankBoston, N.A. ("BBNA"). The Notes bear interest at 6.00%, with the entire principal amount due March 2005.

  On July 21, 1995, the Company issued a $6.9 million note to BKC (the "BKC Note"). On July 18, 1996, the BKC Note was replaced with a $6.1 million note issued to Franchise Acceptance Corporation Limited ("FAC") (the "1996 FAC Note"). The 1996 FAC Note bears interest at a rate of 9.86% per annum, has mandatory principal payments and matures July 2006. In connection with the 1996 FAC Note, FAC committed to lend the Company $900,000 under a separate credit facility (the "FAC Credit Facility") for capital expenditures. Borrowings under the FAC Credit Facility bear interest at a variable rate with principle payments due monthly. No amounts were outstanding under the FAC Credit Facility at December 27, 1999.

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

     Year                                                             Percentage
     ----                                                             ----------
     2001............................................................  106.500%
     2002............................................................   104.333
     2003............................................................   102.167
     2004 and thereafter.............................................  100.000

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

  The Senior Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of December 27, 1999, the Company was in compliance with all such covenants.

  On June 17, 1997, the Company amended and restated its Credit Agreement (the "Amended and Restated Revolving Credit Agreement") to provide for an increased commitment under its revolving credit facility (the "Revolver"). Under the Amended and Restated Revolving Credit Agreement, BBNA and the other lenders thereto committed to increase the borrowing capacity of the Revolver from $15 million to $50 million. Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the interest rate, amortization schedule

                        AMERIKING, INC. AND SUBSIDIARY
and maturity of the Revolver were revised. Interest is calculated as the lesser of the base rate or the Eurodollar rate and is payable, at a minimum, quarterly. The Amended and Restated Revolving Credit Agreement calls for no principal amortization and matures in June 2002.

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

  At December 27, 1999 and December 28, 1998, the Senior Notes had a fair value of 92.5% and 104.0%, respectively, of their carrying value based on quoted market prices. The carrying value of the Revolver, the Acquisition Credit Agreement of 1998 and the 1995 FAC Note approximates the fair value as the interest rates on these notes are variable and are adjusted, at a minimum, quarterly. At December 27, 1999 and December 28, 1998, the 1996 FAC Note had a fair value of 107.8% and 115.3%, respectively, and the Junior Subordinated Notes had a fair value of 88.0% and 88.9%, respectively, of their carrying values. The fair value of the 1996 FAC Note and the Junior Subordinated Notes was calculated using borrowing rates available to the Company under the Revolver at December 27, 1999 and December 28, 1998.

  Aggregate maturities of the Company's long-term debt as of December 27, 1999 are as follows:

     2000.......................................................... $    828,000
     2001..........................................................      911,000
     2002..........................................................  113,852,000
     2003..........................................................    1,101,000
     2004..........................................................    1,143,000
     Thereafter....................................................  103,243,000
                                                                    ------------
       Total....................................................... $221,079,000
                                                                    ============

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

                        AMERIKING, INC. AND SUBSIDIARY

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

  During fiscal 1999, the Company declared stock dividends of 212,993 shares of its 13% Senior Preferred Stock, aggregating $5,325,000. As of December 27, 1999, the Company has accrued senior preferred stock dividends of approximately $413,000 or 16,526 shares that will be distributed on March 1, 2000. The total number of Senior Preferred Stock shares outstanding at December 27, 1999 was 1,776,710.

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

     Year                                                             Percentage
     ----                                                             ----------
     2001............................................................  106.500%
     2002............................................................  104.333%
     2003............................................................  102.167%
     2004 and thereafter.............................................  100.000%

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

  At December 27, 1999 and December 28, 1998, the Senior Preferred Stock had a fair value of approximately $30.2 million and $40.6 million, respectively, based on recent trading activity.

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

  Rent expense amounted to:

                                          Fiscal 1999 Fiscal 1998 Fiscal 1997
                                          ----------- ----------- -----------
   Minimum rentals under operating
    leases............................... $32,190,000 $24,222,000 $18,929,000
   Contingent rentals....................   3,694,000   3,714,000   2,221,000
                                          ----------- ----------- -----------
     Total............................... $35,884,000 $27,936,000 $21,150,000
                                          =========== =========== ===========

                        AMERIKING, INC. AND SUBSIDIARY

  Future minimum lease payments under noncancelable operating leases are as follows:

     Fiscal Year                                                       Amount
     -----------                                                    ------------
     2000.......................................................... $ 34,707,000
     2001..........................................................   33,867,000
     2002..........................................................   32,183,000
     2003..........................................................   30,230,000
     2004..........................................................   27,620,000
     Thereafter....................................................  233,092,000
                                                                    ------------
       Total                                                        $391,700,000
                                                                    ============

8. Capital Stock

  At December 27, 1999, the Company's authorized capital stock was as follows:

                                                           Number of
                                               Number of    Shares     Voting
                                     Par Value   Shares   Issued and   Rights
                                     Per Share Authorized Outstanding Per Share
                                     --------- ---------- ----------- ---------
     Common Stock...................   $0.01   4,000,000     902,992       1
     Non-Voting Common Stock........    0.01     300,000           0       0
                                               ---------   ---------
       Total common stock...........           4,300,000     902,992
                                               =========   =========
     Class A1 Preferred Stock.......    0.01       4,425       4,425       0
     Class A2 Preferred Stock.......    0.01       1,200       1,200       0
     Class B Preferred Stock........    0.01       1,875       1,875       0
                                               ---------   ---------
       Total preferred stock........               7,500       7,500
                                               =========   =========
     Senior Preferred Stock.........    0.01   2,500,000   1,776,710       0
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

  During 1994, the Company granted stock options to purchase 9,702 shares of Common Stock at $.12 per share in connection with employment agreements with certain members of the Company's management. All of these options vested ratably over a two-year period ending September 1, 1996 at which time all became fully exercisable. The options were exercised in fiscal 1997. The Company has not issued any additional stock options or warrants as of December 27, 1999.

                        AMERIKING, INC. AND SUBSIDIARY

9. Income Taxes

  The provision (benefit) for income taxes was comprised of the following:

                                                Fiscal     Fiscal     Fiscal
                                                 1999       1998       1997
                                              ---------- ---------- ----------
   Federal:
     Current.................................    $50,000
     Deferred................................  1,027,000 $1,490,000 $(920,000)
   State:
     Current.................................                51,000    370,000
     Deferred................................    258,000    403,000    185,000
                                              ---------- ---------- ----------
       Net provision (benefit) for income
        taxes................................ $1,335,000 $1,944,000 $(365,000)
                                              ========== ========== ==========

  The difference between the recorded income tax provision (benefit) and the "expected" tax provision (benefit) based on the statutory federal income tax rate is as follows:

                                              Fiscal     Fiscal     Fiscal
                                               1999       1998       1997
                                            ---------- ---------- ----------
   Computed federal income tax provision
    (benefit) at statutory rate............ $  767,000 $1,277,000 $ (816,000)
   State income taxes (net of federal
    income tax effect).....................    170,000    300,000    244,000
   Non-deductible expenses.................     69,000    117,000     20,000
   Goodwill amortization...................    329,000    250,000    162,000
   Other...................................                           25,000
                                            ---------- ---------- ----------
     Net provision (benefit) for income
      taxes................................ $1,335,000 $1,944,000 $(365,000)
                                            ========== ========== ==========

  As of December 27, 1999, the Company had a net operating loss carry-forward for income tax purposes of approximately $38.6 million to offset against future taxable income. The unused portion of the net operating loss will begin to expire in 2009.

  Total deferred tax liabilities and deferred tax assets as of December 27, 1999 and December 28, 1998, and the sources of the differences between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the effects of each, are as follows:

                                                        Fiscal 1999 Fiscal 1998
                                                        ----------- -----------
   Deferred tax liabilities:
     Depreciation...................................... $18,357,000 $14,814,000
     Purchase accounting adjustments...................     875,000   1,005,000
     Other.............................................     295,000     245,000
                                                        ----------- -----------
                                                         19,527,000  16,064,000
   Deferred tax assets:
     Operating loss carry-forwards.....................  15,765,000  15,653,000
     Fixed asset reserves..............................   2,197,000   1,655,000
     Other.............................................   1,851,000     327,000
                                                        ----------- -----------
                                                         19,813,000  17,635,000
                                                        ----------- -----------
       Total........................................... $   286,000 $ 1,571,000
                                                        =========== ===========

                        AMERIKING, INC. AND SUBSIDIARY

10. Employee Benefit Plans

  During fiscal 1996, the Company offered all of its employees the option to participate in a 401(k) plan, upon fulfillment of certain requirements. The Company has the option, but not the obligation, to match contributions made by its employees under the 401(k) plan (the "Plan"). In addition, the Company provides disability insurance to certain key executives. The insurance covers all salary payments to the executives during the period of disability. For fiscal 1999, 1998 and 1997, the Company contributed approximately $80,000, $75,000 and $66,000, respectively, to the Plan.

11. Related Parties

  The Company leased two restaurants under noncancelable operating leases from an entity that is owned by a member of the Company's management. The leases required total monthly rental payments of $20,600. During fiscal 1997 the Company recorded rent expense of $247,000 under these leases. There were no related party leases in 1999 or 1998.

  The Company has entered into a management consulting agreement (the "TJC Consulting Agreement") with an affiliate of The Jordan Company. Under the terms of the TJC Consulting Agreement, as amended, the Company was required to pay the affiliate an annual management fee equal to the higher of: (i) $600,000 or (ii) 2.5% of the Company's cash flow, as determined in the TJC Consulting Agreement. During fiscal 1999, 1998 and 1997, the Company recorded expenses of $600,000 under the amended TJC Consulting Agreement.

  In connection with the 1999, 1998 and 1997 acquisitions, the Company paid an affiliate of The Jordan Company investment banking fees of $671,000, $579,000 and $1,000,000, respectively.

12. Disposition of Long-Lived Assets

  In fiscal 1999, 1998 and 1997, the Company recorded a loss of approximately $1.0 million, $1.2 million and $2.3 million, respectively, for the disposal of long-lived assets. The fiscal 1999 loss reflects the write-down to estimated fair market value of three Company-owned restaurants due to a decrease in the cash flow of these restaurants. The 1998 loss reflects the write-down to estimated fair market value of two Company-owned restaurants due to a decrease in the cash flow of these restaurants. Included in the fiscal 1997 loss is the write-down to estimated fair market value of four Company-owned restaurants due to a decrease in the cash flow of these restaurants. Also included in the fiscal 1997 loss are the planned dispositions of two Company-owned restaurants and the disposal of property and equipment at several restaurants undergoing major remodeling.

  The Company recorded in fiscal 1997 an approximate $1.8 million gain on the sale of 10 restaurants in the south Chicago suburban area to a third party franchisee.

13. Legal Proceedings

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

14. Subsequent Event

  On March 8, 2000, the Company signed a letter of intent to purchase 5 restaurants in the Chicago Metropolitan area for approximately $3.0 million excluding transaction fees and acquisition related expenditures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in accountants during fiscal 1999 or 1998, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following sets forth the names and ages of the Company's directors and executive officers and the positions they currently hold:

Name                      Age Postion with Company
----                      --- --------------------
Lawrence E. Jaro........   56 Managing Owner, Chairman and Chief Executive Officer
Gary W. Hubert..........   47 Chief Operating Officer and Director
Joel D. Aaseby..........   41 Chief Financial Officer, Corporate Secretary and Director
Scott E. Vasatka........   46 Executive Vice President--Human Resources
Augustus F. Hothorn.....   47 Executive Vice President--Development
Stewart G. Baily........   42 Vice President--Chicago Operations
A. Richard Caputo, Jr...   33 Vice President and Director
Kenneth J. Stanecki.....   38 Vice President--Finance and Corporate Treasurer
James C. Hoar...........   40 Vice President--General Counsel
Thomas H. Quinn.........   52 Director
John W. Jordan, II......   51 Director
David W. Zalaznick......   45 Director

  Set forth below is a brief description of the business experience of each director and executive officer of the Company.

  Mr. Jaro has served as the Chief Executive Officer and as a Director since the Company's inception, and currently serves as its Chairman. Mr. Jaro has over 20 years of experience as a Burger King restaurant franchisee. Prior to joining the Company, Mr. Jaro was the President and Chief Executive Officer of Jaro Enterprises, Inc., an operator of 12 Burger King restaurants in Colorado and Texas.

  Mr. Hubert has served as the Company's Executive Vice President and as a Director since the Company's inception, and currently serves as Chief Operating Officer. Mr. Hubert has over 25 years of experience with the Burger King system in restaurant operations and franchise management. Prior to joining the Company, Mr. Hubert was a Vice President with BKC in both the Franchise and Corporate Operations divisions and served as the Area Operations Manager for BKC's Chicago region from 1985 to 1989.

  Mr. Aaseby has served as the Company's Executive Vice President--Finance and Corporate Secretary since the Company's inception, and currently serves as Chief Financial Officer and Director. Mr. Aaseby has over 25 years of experience with the Burger King system in various finance, accounting and operations positions, including Midwest Sector Controller from 1989 to 1994.

  Mr. Vasatka has served as the Company's Executive Vice President--Human Resources since the Company's inception. Mr. Vasatka has over 30 years of experience in the restaurant industry. Prior to joining the Company, Mr. Vasatka was employed by Davgar Restaurants from 1969 until 1994, and held various senior management positions including District Manager, Director of Training and Division President.

  Mr. Hothorn has served as the Company's Executive Vice President-- Development since May 1997. Mr. Hothorn has over 19 years of Burger King/Grand Metropolitan PLC experience. Prior to joining the Company, Mr. Hothorn was Managing Director, Europe, Middle East, Africa (EMA) with Burger King

Corporation. From January 1991 through August 1994, Mr. Hothorn served as Senior Vice President Franchising and Real Estate for Pearle Vision (a Grand Met subsidiary). Prior to that, Mr. Hothorn held a variety of positions with BKC including Vice President of Asset Management, Vice President of Corporate Real Estate, Director of Development--San Francisco Region, Real Estate Manager, and Site Development Engineer.

  Mr. Baily has served as the Company's Vice President--Chicago Operations since February 1997. Mr. Baily has been with the Company since its inception and has over 25 years of experience as both an employee of Burger King Corporation and also as a franchisee.

  Mr. Caputo has served as a Vice President and Director of the Company since its inception. Mr. Caputo is a partner of The Jordan Company, which he has been associated with since 1990. Mr. Caputo is also a director of GFSI, Inc., Jackson Products, Inc. as well as other privately held companies.

  Mr. Stanecki has served as the Company's Vice President--Finance and Corporate Treasurer since June 1998. Mr. Stanecki has been with the Company since October 1997 and has over 12 years of experience with the Burger King system in various financial and operational positions.

  Mr. Hoar has served as the Company's Vice President--General Counsel since June 1998. Mr. Hoar has over 12 years of experience with the Burger King system.

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

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                ---------------------------------
Name and Principal       Fiscal                    Other Annual    All Other
Position                  Year   Salary  Bonus(1) Compensation(2) Compensation
------------------       ------ -------- -------- --------------- ------------
Lawrence E. Jaro........  1999  $264,000 $436,000                        --
 Managing Owner and       1998   259,000   75,000
 Chief Executive Officer  1997   245,000  235,000

William C. Osborn.......  1999  $158,000
 Vice Chairman            1998   225,000                             $10,000(3)
                          1997   221,000                              10,000(3)

Gary W. Hubert..........  1999  $243,000 $181,000                        --
 Chief Operating
  Officer, Executive      1998   238,000    8,000
 Vice President and
  Director                1997   226,000   60,000

Joel D. Aaseby..........  1999  $168,000 $127,000                        --
 Chief Financial
  Officer, Corporate      1998   165,000    8,000
 Secretary and Director   1997   157,000   80,000

Augustus F. Hothorn.....  1999  $210,000 $109,000                   $201,000(4)
 Executive Vice
  President--             1998   207,000    8,000                    171,000(4)
 Development              1997   119,000   25,000

Stewart G. Bailey.......  1999  $169,000 $138,000                        --
 Vice President--         1998   139,000   18,000
 Chicago Operations       1997   131,000   30,000

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

(3) Represents the amount of life insurance premiums paid by the Company on the life of Mr. Osborn with death benefits designated by Mr. Osborn.
(4) Represents amount of deferred compensation payable to Mr. Hothorn for long term incentives pursuant to his employment agreement.

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

                      AGGREGATED OPTION EXERCISES IN LAST
                    FISCAL YEAR AND FISCAL YEAR-END VALUES

                                                         Number of Shares of
                                                       Common Stock Underlying  Value of Unexercised In-
                                                       Unexercised Options at     The-Money Options at
                                                          December 29, 1997         December 29, 1997
                         Shares Acquired    Value     ------------------------- -------------------------
Name                     on Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
----                     --------------- ------------ ----------- ------------- ----------- -------------
Scott E. Vasatka........      4,851          $ 0            0                       $ 0

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

                                                                    Shares
                                                              Beneficially Owned
                                                                     (1)
                                                              ------------------
                                                              Number  Percentage
                                                              ------- ----------
Executive Officers and Directors:
  Lawrence E. Jaro(2)........................................ 196,051    21.9
  Gary W. Hubert.............................................  29,101     3.3
  Joel D. Aaseby.............................................   9,703     1.1
  Thomas H. Quinn(3) ........................................  29,096     3.3
  John W. Jordan, II(4)......................................  38,285     4.3
  A. Richard Caputo, Jr.(5)..................................  12,609     1.4
  David W. Zalaznick(6)......................................  38,285     4.3
  Scott E. Vasatka...........................................   4,851     0.5
  All executive officers and directors as a group
   (8 persons)(7)............................................ 357,981    39.6
Other Principal Stockholders:
  William C. Osborn(8).......................................  81,105     9.1
  JZ Equity Partners PLC ("JZEP")(9)......................... 246,302    27.6
  Leucadia Investors, Inc.(10)...............................  61,575     6.9
  BankBoston Investments Inc. ("BankBoston")(11).............  96,998     9.8

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

 (3) Mr. Quinn is President and Chief Operating Officer of Jordan Industries, Inc., a company affiliated with The Jordan Company, an entity with which Messrs. Caputo, Jordan and Zalaznick are also affiliated.

 (4) Includes 38,285 shares of Common Stock held by John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee. Mr. Jordan also owns
     96.25 shares of Class B Preferred Stock. Mr. Jordan's address is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.

 (5) Mr. Caputo is a partner of The Jordan Company, an entity with which Messrs. Jordan and Zalaznick are also affiliated.

 (6) Mr. Zalaznick also owns 96.25 shares of Class B Preferred Stock. Mr. Zalaznick's address is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.

 (7) Includes all shares owned directly or beneficially by directors and executive officers, including shares beneficially owned by affiliates of Mr. Jaro.

 (8) Includes 52,004 shares of Common Stock beneficially owned by various affiliates of Mr. Osborn. Mr. Osborn and his affiliates also own 285 shares of Class A2 Preferred Stock and 95 shares of Class B Preferred Stock. Mr. Osborn's address is 396 Neptune Avenue, Encinitas, California 92024.

 (9) JZEP, formerly MCIT PLC, also owns 3,000 shares of Class A1 Preferred Stock and 500 shares of Class B Preferred Stock. The principal address of JZEP is JZ Equity Partners PLC, c/o Jordan/Zalaznick Advisors, Inc., 767 Fifth Avenue, 48th Floor, New York, New York 10153.

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

Item 13. Certain Relationships and Related Transactions

  The Jordan Company. On September 1, 1994, the Company entered into the TJC Consulting Agreement with an affiliate of The Jordan Company. The TJC Consulting Agreement was subsequently amended on February 7, 1996. Under the TJC Consulting Agreement, the Company retained an affiliate of The Jordan Company to render consulting services to it regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders, and the operation and expansion of their business. The TJC Consulting Agreement expires on September 1, 2004, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The TJC Consulting Agreement provides for an annual consulting fee payable on a quarterly basis not to exceed $600,000 (as determined in the TJC Consulting Agreement). In addition, the TJC Consulting Agreement provides for payment to the affiliate of The Jordan Company of: (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries and (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of TJC. During fiscal 1999, 1998 and 1997, the Company paid consulting fees to the affiliate of The Jordan Company of approximately $600,000 pursuant to the terms of the TJC Consulting Agreement. In connection with the 1999 acquisitions by the Company of an aggregate of 56 Burger King restaurant franchises, the Company paid to the affiliate of The Jordan Company an investment banking fee of $671,250. In connection with the 1998 Acquisition Credit Agreement, the Company incurred a $578,500 refinancing fee for The Jordan Company. In connection with the acquisitions on June 26, 1997 and September 30, 1997 by the Company of an aggregate of 56 Burger King restaurant franchises located in the State of North Carolina, the Company paid to the affiliate of The Jordan Company an investment banking fee of $1.0. The Company believes that the terms of the TJC Consulting Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Messrs. Jordan, Zalaznick and Caputo are partners of The Jordan Company.

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

  Members of the Board of Directors. The Company leased the land and buildings for two Burger King restaurants under noncancelable operating leases from an entity that is owned by Mr. Jaro. The leases required total monthly rental payments of $20,600. For the fiscal year ended December 29, 1997, the Company recorded rent expense of $247,000 under these leases. The Company believed that the terms of these leases were comparable to the terms it would have obtained from disinterested third parties for comparable sites.

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

  1.TJC Consulting Agreement

  2.Jaro Employment Agreement

  3. Hubert Employment Agreement

  4.Aaseby Employment Agreement

  5.Vasatka Employment Agreement

  6.Hothorn Employment Agreement

                              Reports on Form 8-K

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois, on March 25, 1999.

                                          AmeriKing, Inc.

                                                             *
                                          By: _________________________________
                                                      Lawrence E. Jaro
                                                Managing Owner, Chairman and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended registration statement has been signed by the following persons in the capacities indicated on the 25th day of March, 1999.

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

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 2.12++    PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND
           AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
           2.12 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 2.13++    PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG RO-LANK, INC., THE SHAREHOLDERS OF RO-LANK,
           INC. AND AMERIKING TENNESSEE CORPORATION I (Filed as
           exhibit 2.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 2.14++    PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995,
           BY AND AMONG C&N DINING, INC. AND AFFILIATES AND
           AMERIKING VIRGINIA CORPORATION I (Filed as exhibit
           2.14 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 2.15++    AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
           FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND
           AFFILIATES AND AMERIKING VIRGINIA CORPORATION I
           (Filed as exhibit 2.15 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 2.16++    ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN THIRTY-FORTY, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 2.17++    ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN HOUSTON, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.17 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 2.18++    ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN FIFTH & RACE, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.18 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference.....................         *
 2.19      ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC.,
           THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and NA-
           TIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit
           2.19 to AmeriKing's Form 10-Q for the quarter ended
           March 31, 1997 and incorporated herein by reference..         *
 2.20      AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among
           F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTER-
           PRISES, INC. and NATIONAL RESTAURANT ENTERPRISES,
           INC. (Filed as exhibit 2.20 to AmeriKing's Form 10-Q
           for the quarter ended March 31, 1997 and incorporated
           herein by reference..................................         *
 2.21      ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RES-
           TAURANT ENTERPRISES, INC. (Filed as exhibit 2.21 to
           AmeriKing's Form 10-Q for the quarter ended March 31,
           1997 and incorporated herein by reference............         *
 2.22      ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RES-
           TAURANT ENTERPRISES, INC. (Filed as exhibit 2.22 to
           AmeriKing's Form 10-Q for the quarter ended March 31,
           1997 and incorporated herein by reference............         *

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

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 2.32      AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated April 8, 1997 among W&W INVESTMENTS LIMITED
           PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE
           (the "PARTNERS") AND CASTLE PROPERTIES, LLC. (Filed
           as exhibit 2.32 to AmeriKing's Current Report on Form
           8-K filed on July 14, 1997 and incorporated herein by
           reference)...........................................         *

 2.33      AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among W&W INVESTMENT LIMITED
           PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE
           (the "GENERAL PARTNERS"), CASTLE PROPERTIES, LLC AND
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as ex-
           hibit 2.33 to AmeriKing's Current Report on Form 8-K
           filed on July 14, 1997 and incorporated herein by
           reference)...........................................         *
 2.34      STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among
           THE SHAREHOLDERS OF B&J RESTAURANTS, INC., and NA-
           TIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit
           2.34 to AmeriKing's Form 10-Q for the quarter ended
           June 30, 1997).......................................         *
 3.1       AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
           AMERIKING (Filed as exhibit 3.1 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 3.2       AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
           exhibit 3.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 4.1       STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON
           THE SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.2       CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREE-
           MENT, DATED NOVEMBER 30, 1994, BY AND AMONG AMERIKING
           AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
           THERETO (Filed as exhibit 4.2 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.3       CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS
           AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
           AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.3 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.4       AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND
           AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)...........         *
 4.5       MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, TABOR RESTAURANT ASSO-
           CIATES, INC., JARO ENTERPRISES, INC., JARO RESTAU-
           RANTS, INC., JB RESTAURANTS, INC., CASTLEKING, INC.,
           WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC., LAW-
           RENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL AASEBY,
           DONALD STAHURSKI AND SCOTT VASATKA (Filed as exhibit
           4.5 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
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

 4.8       WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON
           (Filed as exhibit 4.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 4.9       COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS
           INC. (Filed as exhibit 4.9 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.10      FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED NOVEMBER 30, 1994 (Filed as exhibit 4.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.11      SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.12      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JZ EQUITY PARTNERS PLC (f/n/a MCIT
           PLC) IN THE AGGREGATE PRINCIPAL AMOUNT OF$11,000,000
           (Filed as exhibit 4.12 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 4.13      AMENDED AND RESTATED DEFERRED LIMITED INTEREST GUAR-
           ANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO JZ
           EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed as ex-
           hibit 4.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 4.14      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO ENTERPRISES, INC. IN THE AG-
           GREGATE PRINCIPAL AMOUNT OF $1,224,000 (Filed as ex-
           hibit 4.14 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 4.15      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO RESTAURANTS, INC. IN THE AG-
           GREGATE PRINCIPAL AMOUNT OF $112,000 (Filed as ex-
           hibit 4.15 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 4.16      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JB RESTAURANTS, INC. IN THE AGGRE-
           GATE PRINCIPAL AMOUNT OF $2,019,000 (Filed as exhibit
           4.16 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 4.17      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
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

 4.20      COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.20 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 4.21      JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994,
           FROM AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as ex-
           hibit 4.21 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 4.22      SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995,
           FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
           exhibit 4.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 4.23      AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21,
           1996, FROM AMERIKING TENNESSEE CORPORATION I TO BKC
           IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067
           (Filed as exhibit 4.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 4.24      GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO
           AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.25      RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE
           JARO AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.25
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 4.26      PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM
           AMERIKING COLORADO CORPORATION I TO FRANCHISE
           ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit 4.26
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein byreference).................         *
 4.27      AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14,
           1995, FROM AMERIKING COLORADO CORPORATION I TO FRAN-
           CHISE ACCEPTANCE CORPORATION LIMITED (Filed as ex-
           hibit 4.27 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference).....         *
 4.28      COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7,
           1996, FROM AMERIKING TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.28 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 4.29      SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996,
           FROM ENTERPRISES TO PMI MEZZANINE FUND, L.P IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $15,000,000. (Filed as
           exhibit 4.29 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *

                                                                    Sequentially
  Exhibit                                                             Numbered
  Number                         Description                            Page
  -------                        -----------                        ------------
 4.30      SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
           AMERIKING VIRGINIA CORPORATION I AND AMERIKING CINCIN-
           NATI CORPORATION I TO PMI MEZZANINE FUND, L.P. (Filed
           as exhibit 4.30 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence).................................................         *
 4.31      SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.31 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by
           reference)............................................         *

 4.32      SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NA-
           TIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON, AS AGENT (Filed as exhibit 4.32 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 4.33      SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NA-
           TIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
           LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
           BANK OF BOSTON, AS (Filed as exhibit 4.33 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 4.34      LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM
           AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON, THE
           OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERE-
           TO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT
           (Filed as exhibit 4.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 4.35      GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIR-
           GINIA CORPORATION I AND AMERIKING CINCINNATI CORPORA-
           TION I TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
           LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND
           THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.35 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence).................................................         *
 4.36      UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA AC-
           QUISITION CORPORATION (Filed as exhibit 4.36 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 4.37      FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WAR-
           RANT FROM AMERIKING TO PMI MEZZANINE FUND, L.P........         *
 4.38      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)............................         *
 4.39      FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38).......         *
 4.40      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO EXCHANGE DEBENTURES (Filed as exhibit 4.40 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  4.41     INTENTIONALLY OMITTED................................         *
  4.42     FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT
           4.40)................................................         *
  4.43     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE COR-
           PORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF
           $6,100,000 (Filed as exhibit 4.43 to AmeriKing's Reg-
           istration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
  4.44     CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR
           PREFERRED STOCK (Filed as exhibit 4.44 to AmeriKing's
           Registration Statement (No. 333-04261) and incorpo-
           rated herein by reference)...........................         *

  4.45     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEECORPORATION I TO FRANCHISE ACCEPTANCE CORPO-
           RATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF
           $900,000 (Filed as exhibit 4.45 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
  4.46     AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND
           AMONG AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI
           (Filed as exhibit 4.46 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference).................................         *
  4.47     AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT
           (Filed as exhibit 4.47 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference).................................         *
  9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
           AMONG LAWRENCE JARO, TABOR RESTAURANT ASSOCIATES,
           INC., JARO ENTERPRISES, INC., JARO RESTAURANTS, INC.
           AND JB RESTAURANTS, INC. (Filed as exhibit 9.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
  9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG WILLIAM OSBORN, CASTLEKING, INC., OSBURGER,
           INC. AND WHITE-OSBORN, INC. (Filed as exhibit 9.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.1      SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM
           LOAN AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
           AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.2      SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
           AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF BOS-
           TON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHED-
           ULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON,
           AS AGENT (Filed as exhibit 10.2 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
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

 10.6      SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
           AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           CINCINNATI CORPORATION I AND THE FIRST NATIONAL BANK
           OF BOSTON (Filed as exhibit 10.6 to AmeriKing's Reg-
           istration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.7      STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG ENTERPRISES, AMERIKING VIRGINIA CORPORATION
           I, AMERIKING CINCINNATI CORPORATION I AND THE FIRST
           NATIONAL BANK OF BOSTON (Filed as exhibit 10.7 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.8      AMENDED AND RESTATED PURCHASE AGREEMENT, DATED FEBRU-
           ARY 7, 1996, BETWEEN AMERIKING AND JZ EQUITY PARTNERS
           PLC (f/n/a MCIT PLC) (Filed as exhibit 10.8 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.9      PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC)
           (Filed as exhibit 10.9 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.10     SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG BKC, JZ EQUITY PARTNERS PLC (f/n/a MCIT
           PLC) AND AMERIKING (Filed as exhibit 10.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.11     AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
           AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING
           AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit
           10.11 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
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

 10.17     FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT,
           BY AND AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE
           FUND, L.P. ..........................................         *
 10.18     SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING, ENTERPRISES, AMERIKING VIRGINIA
           CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
           AMERIKING TENNESSEE CORPORATION I, AMERIKING COLORADO
           CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY
           HUBERT AND BKC (Filed as exhibit 10.18 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)....................         *
 10.19     SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           TENNESSEE CORPORATION I AND FFCA ACQUISITION CORPORA-
           TION (Filed as exhibit 10.19 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.20     LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
           VIRGINIA CORPORATION I, AMERIKING TENNESSEE CORPORA-
           TION I AND FFCA ACQUISITION CORPORATION (Filed as ex-
           hibit 10.20 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.21     FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHI-
           SEE (Filed as exhibit 10.21 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.22     SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as
           exhibit 10.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.23     FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed
           as exhibit 10.23 to AmeriKing's Registration State-
           ment (No. 333-04261) and incorporated herein by ref-
           erence)..............................................         *

                                                                    Sequentially
  Exhibit                                                             Numbered
  Number                         Description                            Page
  -------                        -----------                        ------------
 10.24     SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as ex-
           hibit 10.24 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)......         *
 10.25     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGEMENT
           OF BKC FRANCHISE AGREEMENT (Filed as exhibit 10.25 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.26     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT
           OF BKC LEASE AGREEMENT (Filed as exhibit 10.26 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, ENTERPRISES AND BKC
           (Filed as exhibit 10.27 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21,
           1995, BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
           CORPORATION I AND BKC (Filed as exhibit 10.28 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN EN-
           TERPRISES AND BKC (Filed as exhibit 10.29 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *

 10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN AMERIKING VIRGINIA CORPORATION I AND JOSEPH J.
           NAPARLO (Filed as exhibit 10.30 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference)..................................         *
 10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
           AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
           AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference).....................         *
 10.32     INTENTIONALLY OMITTED.................................         *
 10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
           SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.33 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED FEB-
           RUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *
 10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN LAWRENCE JARO AND ENTERPRISES
           (Filed as exhibit 10.35 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)............................................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND ENTER-
           PRISES (Filed as exhibit 10.36 to AmeriKing's Regis-
           tration Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN GARY HUBERT AND ENTERPRISES
           (Filed as exhibit 10.37 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN JOEL AASEBY AND ENTERPRISES
           (Filed as exhibit 10.38 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEP-
           TEMBER 1, 1994, BETWEEN SCOTT VASATKA AND ENTERPRISES
           (Filed as exhibit 10.39 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)...........................................         *
 10.40     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY
           1, 1997, BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL
           RESTAURANT ENTERPRISES, INC..........................         *
 10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG
           AMERIKING AND EACH OF THE SIGNATORIES TO THIS REGIS-
           TRATION STATEMENT (Filed as exhibit 10.41 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)................         *
 10.42     INTENTIONALLY OMITTED................................

 10.43     INTENTIONALLY OMITTED................................
 10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS HEADQUAR-
           TERS (Filed as exhibit 10.44 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995,
           BETWEEN AMERIKING COLORADO CORPORATION I AND FRAN-
           CHISE ACCEPTANCE CORPORATION LIMITED (Filed as ex-
           hibit 10.45 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by refer-
           ence)................................................         *
 10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996, BE-
           TWEEN AMERIKING TENNESSEE CORPORATION I AND FRANCHISE
           ACCEPTANCE CORPORATION LIMITED (Filed as exhibit
           10.46 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference).........         *
 10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC,
           AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE OF THE
           HOLDERS OF SENIOR NOTES UNDER THE INDENTURE (ATTACHED
           TO EXHIBIT 4.38).....................................         *
 10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT
           BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as ex-
           hibit 10.48 to AmeriKing's Form 10-K for the year
           ended December 30, 1996 and incorporated herein by
           reference)...........................................         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
           STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
           (Filed as exhibit 10.49 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference).................................         *
 10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE COM-
           PANY (Filed as exhibit 10.50 to AmeriKing's Registra-
           tion Statement (No. 333-04261) and incorporated
           herein by reference).................................         *
 10.51     AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING
           CREDIT AND LOAN AGREEMENT, DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
           OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE I THERETO AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.51 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)...........         *
 10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
           OF BOSTON AND THE OTHER LENDING INSTITUTIONS, LISTED
           THERETO AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 10.52 to AmeriKing's Form 10-
           K for the year ended December 30, 1996 and incorpo-
           rated herein by reference)...........................         *
 10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC,
           AMERIKING ENTERPRISES, AMERIKING COLORADO CORPORATION
           I, AMERIKING ILLINOIS CORPORATION I, AMERIKING TEN-
           NESSEE CORPORATION I, AMERIKING VIRGINIA CORPORATION
           I AND AMERIKING CINCINNATI CORPORATION I (Filed as
           exhibit 10.53 to AmeriKing's Form 10-K for the year
           ended December 30, 1996 and incorporated herein by
           reference)...........................................         *

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

 25        T-1 FOR EXCHANGE DEBENTURE INDENTURE ................         *

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

++++ Superseding exhibit.