Form 10-Q
period 2000-03-27
AMERIKING INC
filed 2000-05-08
CIK 1014599

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

                 For the quarterly period ended March 27, 2000

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of shares outstanding of each of the registrant's classes of common stock as of May 4, 2000 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1. Financial Statements........................................     2

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations..................................................     8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk..     9

 PART II
    Item 6. Exhibits, and Reports on Form 8-K...........................    10

                                    PART I

  Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, governmental regulations; regional weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

Item 1. Financial Statements and Supplementary Data

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       OF AMERIKING, INC. AND SUBSIDIARY

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of March 27, 2000 and December 27, 1999 ..    3
Consolidated Statements of Operations for the quarters ended March 27,
 2000 and March 29, 1999.................................................    4
Consolidated Statements of Stockholders' Equity (Deficit) for the quarter ended March 27, 2000 and the fiscal years ended December 27, 1999 and
 December 28, 1998.......................................................    5
Consolidated Statements of Cash Flows for the quarters ended March 27,
 2000 and March 29, 1999.................................................    6
Notes to Consolidated Financial Statements...............................    7

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      March 27, 2000 and December 27, 1999

                                                      March 27,
                                                         2000      December 27,
                                                     (unaudited)       1999
                                                     ------------  ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents......................... $ 20,619,000  $ 14,754,000
  Accounts receivable...............................    4,201,000     3,810,000
  Inventories.......................................    3,509,000     5,200,000
  Prepaid expenses..................................      960,000     1,089,000
  Current portion of deferred income taxes..........    1,414,000        81,000
                                                     ------------  ------------
    Total current assets............................   30,703,000    24,934,000
Property and equipment..............................   76,963,000    75,888,000
Goodwill............................................  171,844,000   170,917,000
Deferred income taxes...............................      205,000       205,000
Other assets:
  Deferred financing costs..........................    5,579,000     5,816,000
  Franchise agreements..............................    7,699,000     7,379,000
  Other long-term assets............................      265,000       154,000
                                                     ------------  ------------
    Total other assets..............................   13,543,000    13,349,000
                                                     ------------  ------------
Total............................................... $293,258,000  $285,293,000
                                                     ============  ============

        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
        -----------------------------------
Current liabilities:
  Accounts payable and other accrued expenses....... $ 16,238,000  $ 18,473,000
  Accrued payroll and related expenses..............    6,650,000     8,903,000
  Accrued taxes payable.............................    3,545,000     4,580,000
  Note payable......................................      255,000       255,000
  Current portion of long-term debt.................      848,000       828,000
                                                     ------------  ------------
    Total current liabilities.......................   27,536,000    33,039,000
Long-term debt--Less current portion................  226,006,000   220,251,000
Other long-term liabilities.........................   10,771,000     1,028,000
                                                     ------------  ------------
    Total liabilities...............................  264,313,000   254,318,000
Commitments and contingencies
Senior preferred stock..............................   45,861,000    44,418,000
Stockholders' equity (deficit):
  Preferred stock...................................           75            75
  Common stock......................................        9,030         9,030
  Accumulated deficit...............................  (16,925,105)  (13,452,105)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............  (16,916,000)  (13,443,000)
                                                     ------------  ------------
Total............................................... $293,258,000  $285,293,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Quarters Ended March 27, 2000 and March 29, 1999
                                  (unaudited)

                                      December 28,           December
                                        1999 to             29, 1998 to
                                       March 27,    % of     March 29,   % of
                                          2000      Sales      1999      Sales
                                      ------------  -----   -----------  -----
Sales
  Restaurant food sales.............  $ 89,681,000   96.8 % $81,507,000   97.6 %
  Non-food sales....................     2,979,000    3.2     2,042,000    2.4
                                      ------------  -----   -----------  -----
    Total sales.....................    92,660,000  100.0    83,549,000  100.0
Restaurant operating expenses:
  Cost of food sales................    26,553,000   28.7    24,420,000   29.2
  Cost of non-food sales............     2,608,000    2.8     1,624,000    1.9
  Restaurant labor and related
   costs............................    25,315,000   27.3    22,715,000   27.2
  Occupancy.........................     9,881,000   10.7     9,085,000   10.9
  Depreciation and amortization of
   goodwill and franchise
   agreements.......................     4,101,000    4.4     3,489,000    4.2
  Advertising.......................     4,998,000    5.4     4,243,000    5.1
  Royalties.........................     3,139,000    3.4     2,853,000    3.4
  Other restaurant operating
   expenses.........................     9,108,000    9.8     6,973,000    8.4
                                      ------------  -----   -----------  -----
    Total restaurant operating
     expenses.......................    85,703,000   92.5    75,402,000   90.2
General and administrative expenses.     4,200,000    4.5     4,026,000    4.9
Other operating expenses:
  Depreciation expense-office.......       251,000    0.3       264,000    0.3
  (Gain)/loss on disposal of fixed
   assets...........................         5,000    0.0       (76,000)  (0.1)
  Management and directors' fees....       163,000    0.2       162,000    0.2
                                      ------------  -----   -----------  -----
    Total other operating expenses..       419,000    0.5       350,000    0.4
                                      ------------  -----   -----------  -----
Operating income....................     2,338,000    2.5     3,771,000    4.6
Other income (expense):
  Interest expense..................    (5,499,000)  (5.9)   (4,502,000)  (5.4)
  Amortization of deferred costs....      (215,000)  (0.2)     (269,000)  (0.3)
  Other income (expense)--net ......        43,000    0.0       142,000    0.2
                                      ------------  -----   -----------  -----
    Total other expense.............    (5,671,000)  (6.1)   (4,629,000)  (5.5)
                                      ------------  -----   -----------  -----
Loss before income tax benefit......    (3,333,000)  (3.6)     (858,000)  (1.0)
Income tax benefit..................    (1,333,000)  (1.4)     (257,000)  (0.3)
                                      ------------  -----   -----------  -----
Net loss............................    (2,000,000)  (2.2)%    (601,000)  (0.7)%
Preferred stock dividends
 (cumulative, undeclared)...........      (152,000)            (143,000)
Senior preferred stock dividends....    (1,443,000)          (1,267,000)
Amortization of senior preferred
 stock issuance costs...............       (30,000)             (30,000)
                                      ------------          -----------
Loss available to common
 stockholders.......................  $ (3,625,000)         $(2,041,000)
                                      ------------          -----------
Weighted average number of shares
 outstanding--basic and diluted.....       902,992              902,992
                                      ------------          -----------
Net loss per common share--basic and
 diluted............................  $      (4.01)         $     (2.26)
                                      ============          ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

  For the Quarter Ended March 27, 2000 and the Fiscal Years Ended December 27,
                                      1999
                             and December 28, 1998

                                           Additional     Retained
                          Preferred Common   Paid-In      Earnings
                            Stock   Stock    Capital     (Deficit)       Total
                          --------- ------ -----------  ------------  ------------
BALANCE--December 29,
 1997...................     $75    $9,030 $ 3,037,895  $ (8,888,000) $ (5,841,000)
  Dividends on senior
   preferred stock......                    (2,927,895)   (1,750,105)   (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs.......                      (110,000)                   (110,000)
  Net income............                                   1,813,000     1,813,000
                             ---    ------ -----------  ------------  ------------
BALANCE--December 28,
 1998...................      75     9,030         --     (8,825,105)   (8,816,000)
  Dividends on senior
   preferred stock......                                  (5,325,000)   (5,325,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                    (119,000)     (119,000)
  Net income............                                     817,000       817,000
                             ---    ------ -----------  ------------  ------------
BALANCE--December 27,
 1999...................      75     9,030         --    (13,452,105)  (13,443,000)
  Dividends on senior
   preferred stock......                                  (1,443,000)   (1,443,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                     (30,000)      (30,000)
  Net loss..............                                  (2,000,000)   (2,000,000)
                             ---    ------ -----------  ------------  ------------
BALANCE--March 27, 2000.     $75    $9,030 $       --   $(16,925,105) $(16,916,000)
                             ===    ====== ===========  ============  ============


                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Quarters Ended March 27, 2000 and March 29, 1999
                                  (unaudited)

                                                      December    December 29,
                                                     28, 1999 to    1998 to
                                                      March 27,    March 29,
                                                        2000          1999
                                                     -----------  ------------
Cash flows from operating activities:
Net loss............................................ $(2,000,000) $   (601,000)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
  Depreciation and amortization.....................   4,567,000     4,022,000
  Deferred income taxes.............................  (1,333,000)          --
  (Gain) loss on disposal of fixed assets...........       5,000       (76,000)
  Changes in:
    Accounts receivable.............................    (391,000)      841,000
    Inventories.....................................   1,691,000      (449,000)
    Prepaid expenses................................       6,000        42,000
    Vendor incentives...............................   9,912,000           --
    Accounts payable, accrued expenses and other
     long-term liabilities..........................  (5,691,000)    2,020,000
                                                     -----------  ------------
      Net cash flows from operating activities......   6,766,000     5,799,000
Cash flows from investing activities:
  Purchase of restaurant franchise agreements,
   equipment and goodwill...........................  (3,602,000)  (38,223,000)
  Cash paid for franchise agreements................    (429,000)     (122,000)
  Cash paid for property and equipment..............  (2,645,000)   (2,588,000)
                                                     -----------  ------------
      Net cash flows from investing activities......  (6,676,000)  (40,933,000)
Cash flows from financing activities:
  Advances under line of credit.....................   5,975,000    39,773,000
  Cash paid for financing costs.....................         --         33,000
  Payments on short-term debt.......................         --     (2,157,000)
  Payments on long-term debt........................    (200,000)     (182,000)
                                                     -----------  ------------
      Net cash flows from financing activities......   5,775,000    37,467,000
                                                     -----------  ------------
Net change in cash and cash equivalents.............   5,865,000     2,333,000
Cash and cash equivalents--beginning of quarter.....  14,754,000    10,591,000
                                                     -----------  ------------
Cash and cash equivalents--end of quarter........... $20,619,000  $ 12,924,000
                                                     ===========  ============
Supplemental disclosures of cash flow information:
  Cash paid during the quarter for interest......... $ 2,724,000  $  2,069,000
                                                     ===========  ============
  Cash paid during the quarter for income taxes..... $   129,000  $     27,000
                                                     ===========  ============
Supplemental disclosure of noncash investing and
 financing activities:
  Senior preferred stock dividends.................. $ 1,443,000  $  1,267,000
  Amortization of senior preferred stock issuance
   costs............................................      30,000        30,000
                                                     -----------  ------------
      Total......................................... $ 1,473,000  $  1,297,000
                                                     ===========  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  In our opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly our financial position as of March 27, 2000, the results of operations for the quarters ended March 27, 2000 and March 29, 1999 and cash flows for the quarters ended March 27, 2000 and March 29, 1999. These financial statements should be read in conjunction with the our annual report on Form 10-K for the fiscal year ended December 27, 1999 filed on March 21, 2000.

  The results of operations for the quarters ended March 27, 2000 and March 29, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

  Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Net Loss Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the quarters ended March 27, 2000 and March 29, 1999 due to the antidilutive effect of the stock options and warrants in the respective quarters.

  Reclassifications--Certain information in the consolidated financial statements for the quarter ended March 29, 1999 have been reclassified to conform to the current reporting format.

  New Accounting Standards--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective in fiscal year 2001. At March 27, 2000, we had no derivative instruments or hedging activities.

2. Acquisitions

  On March 23, 2000, we purchased 5 restaurants in the Chicago Metropolitan area for approximately $3.6 million including transaction fees and acquisition related expenditures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at our dual-use facilities (of which we currently have ten), as well as sales of promotional products at our restaurants. On an annual basis, merchandise sales have contributed between 2.2% to 3.8% of total historical restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near cost.

  Earnings before interest, taxes, depreciation and amortization (EBITDA) represents operating income plus depreciation and amortization of goodwill and franchise agreements, pre-opening costs and other operating expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. In addition, we believe that certain investors find EBITDA to be a useful tool for measuring the ability of us to service their debt. EBITDA is not necessarily a measure of our ability to fund our cash needs. See our Consolidated Statements of Cash Flows and the related notes to the Consolidated Financial Statements included herein.

  We include in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months (including pro forma sales for acquired restaurants). For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

Quarter ended March 27, 2000 Compared to Quarter ended March 29, 1999

  Restaurant Sales. Total sales increased $9.1 million or 10.9% during the quarter ended March 27, 2000, to $92.7 million, from $83.6 million during the quarter ended March 29, 1999, due primarily to the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively. In addition, we developed 6 and 10 restaurants in 2000 and 1999 respectively. Newly acquired restaurants accounted for $7.5 million of the total increase in restaurant sales, while new restaurant development accounted for $2.4 million of the increase in sales. Sales at the comparable restaurants, including only those restaurants owned by us at March 27, 2000, decreased 1.2% for the quarter. Comparable sales were significantly impacted by the severe weather experienced in our Eastern markets which resulted in the temporary closing of some restaurants for several days.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $10.3 million, or 13.7% during the quarter ended March 27, 2000, to $85.7 million from $75.4 million in the quarter ended March 29, 1999. As a percentage of sales, restaurant operating expenses increased 2.3%, to 92.5% during the quarter ended March 27, 2000 from 90.2% during the quarter ended March 29, 1999.

  Cost of food sales increased $2.1 million and decreased 0.5% as a percentage of sales to 28.7% during the quarter ended March 27, 2000 from 29.2% during the quarter ended March 29, 1999. The increase in cost of food sales dollars is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. The percentage of sales decrease is the result of lower discounting of food prices as compared to the same time period last year.

  Cost of non-food sales increased $1.0 million during the quarter ended March 27, 2000, and increased 0.9% as a percentage of sales to 2.8% during the quarter ended March 27, 2000 from 1.9% in the quarter ended March 29, 1999. The increase in cost of non-food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year, as well as the reintroduction of the popular "Pokemon" promotion. The percentage increase in cost of non-food sales is a direct result of the increase in non-food sales. Non-food promotional items, typically designed to drive customer traffic into the restaurants, are sold at or near cost.

  Restaurant labor and related costs increased $2.6 million during the quarter ended March 27, 2000, and increased 0.1% as a percentage of restaurant sales to 27.3% during the quarter ended March 27, 2000 from 27.2% in the quarter ended March 29, 1999. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the fixed component of salaries against a lower same store sales base.

  Depreciation and amortization increased $0.6 million during the quarter ended March 27, 2000, to $4.1 million from $3.5 million in the quarter ended March 29, 1999. As a percentage of sales, depreciation and amortization expense increased 0.2% to 4.4% in the quarter ended March 27, 2000 from 4.2% in the quarter ended March 29, 1999. The increase was due primarily to the increase in goodwill amortization resulting from the newly acquired restaurants.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $4.0 million during the quarter ended March 27, 2000 and increased 1.5% as a percentage of sales to 29.3% in the quarter ended March 27, 2000 from 27.8% in the quarter ended March 29, 1999. This increase is primarily due to the inclusion of newly acquired and developed restaurants, as well as, an increase in maintenance expense associated with the significant snow removal costs experienced by our stores on the east coast.

  General and Administrative Expenses. General and administrative expenses increased $0.2 million during the quarter ended March 27, 2000 and decreased 0.4% as a percent of sales to 4.5% during the quarter ended March 27, 2000 from 4.9% during the quarter ended March 29, 1999. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Other Operating Expenses. Other operating expenses remained flat at $0.4 million for the quarters ended March 27, 2000 and March 29, 1999. As a percentage of sales, other operating expenses increased 0.1%, to 0.5% during the quarter ended March 27, 2000 from 0.4% for the quarter ended March 29, 1999.

  Other Income (Expense). Other income (expense) increased $1.1 million during the quarter ended March 27, 2000 to $5.7 million from $4.6 million in the quarter ended March 29, 1999. The increase in other income (expense) is due to higher interest expense related to the increase in borrowings under the line of credit due to the 2000 and 1999 acquisitions, as well as higher interest rates than experienced in the same quarter last year.

  EBITDA. As defined in Item 2, EBITDA decreased $0.7 million to $7.0 million for the quarter ended March 27, 2000 from $7.7 million for the quarter ended March 29, 1999. As a percentage of restaurant sales, EBITDA decreased 1.6%, to 7.6% for the quarter ended March 27, 2000 from 9.2% for the quarter ended March 29, 1999.

Liquidity and Capital Resources

  Net cash flows from operating activities increased $1.0 million during the quarter ended March 27, 2000, to $6.8 million, from $5.8 million during the quarter ended March 29, 1999. The increase is primarily due to general decreases in working capital other than cash, as well as an increase in depreciation and amortization, offset by an increase in net loss. In February 2000, we received approximately $10 million in vendor incentives from our soft drink suppliers. These vendor incentives will be amortized over 10 years. In return for receipt of these monies, we are obligated to make certain leasehold improvements to existing stores. We currently plan to make these leasehold improvements over the next two years.

  Capital spending for the quarter ended March 27, 2000 was $6.7 million of which $3.6 million included transaction fees and related expenditures for the acquisition of five restaurants in the Chicago Metropolitan area. In addition, we developed 6 new restaurants during the quarter ended March 27, 2000.

  During the quarter ended March 27, 2000, borrowings of $6.0 million were incurred which included $3.0 million for the acquisition of 5 restaurants in the Chicago Metropolitan area. The remainder of the borrowings related to new restaurant development, existing restaurants and corporate infrastructure additions.

  We have budgeted approximately $400,000 for the development of each of our new restaurants. We anticipate that we will spend approximately an additional $6.0 to $9.0 million annually for other capital expenditures. We have committed to BKC that for the foreseeable future (i) we will make capital expenditures on our existing restaurants equal to 1% of our gross sales and
(ii) we will spend an amount equal to 1% of our gross sales on local advertising. The actual amount of our cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

  We are structured as a holding company with no independent operations, as our operations are conducted exclusively through our wholly owned subsidiaries. Our only significant assets are the capital stock of our subsidiaries. As a holding company, our cash flow, ability to meet our debt service requirements and our ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of our subsidiaries and their ability to declare dividends or make other intercompany transfers to us. Under the terms of the indenture pursuant to which the Senior Notes were offered (the "Indenture"), our subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service our obligations, including our obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") we may exchange pursuant to the Indenture. The Indenture restricts, among other things, our and our Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition, (i) our Amended and Restated Credit Agreement (as defined) with the BankBoston, N.A. and other lenders thereto contains other and more restrictive covenants and prohibits our subsidiaries from declaring dividends or making other intercompany transfers to us in certain circumstances and (ii) agreements reached with BKC contain restrictions with respect to dividend payments and intercompany loans.

  We currently have certain short-term restrictions on additional borrowings under our line of credit agreement. However, we believe that available cash on hand will be sufficient to cover our working capital, capital expenditures, planned development and debt service requirements for the remainder of fiscal 2000.

Year 2000

  We have completed substantially all of our review and testing of the impact of the Year 2000 on our systems as well as our assessment of supplier responsiveness. As of May 5, 2000, we have not experienced any significant work stoppages or other negative impact on our operations and do not believe that any future Year 2000 issues will have a material adverse effect on our financial condition or results of operations. However, it is impossible to assess the potential consequences in the event of future service interruptions from existing systems, suppliers or other external sources. Our costs related to the response of Year 2000 and related remediation were less than $1.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  We are subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $121.7 million at March 27, 2000. Of this balance, the BankBoston revolver comprised $118.8 million bearing an interest rate calculated at the lesser of BankBoston's base rate or the Eurodollar rate plus 2.5%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.3 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.6 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, we would experience an increase in interest expense of approximately $0.5 million. We do not hold any market risk sensitive financial instruments for trading purposes.

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

                                          Ameriking, Inc.

_________________________________         _________________________________
Date                                      Lawrence E. Jaro
                                          Managing Owner, Chairman and
                                          Chief Executive Officer

_________________________________         _________________________________
Date                                      Joel Aaseby
                                          Chief Financial Officer, Corporate
                                           Secretary and
                                          Director (Principal Financial and
                                          Accounting Officer)

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

 2.14++  PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995,
         BY AND AMONG C&N DINING, INC. AND AFFILIATES AND
         AMERIKING VIRGINIA CORPORATION I (Filed as exhibit 2.14
         to AmeriKing's Registration Statement (No. 333- 04261)
         and incorporated herein by reference)..................         *

 2.15++  AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
         FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND
         AFFILIATES AND AMERIKING VIRGINIA CORPORATION I (Filed
         as exhibit 2.15 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..         *

 2.16++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
         BETWEEN THIRTY- FORTY, INC. AND AMERIKING CINCINNATI
         CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................         *

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

 2.19    ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC.,
         THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.19 to
         AmeriKing's Form 10-Q for the quarter ended March 30,
         1998 and incorporated herein by reference..............         *

 2.20    AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among
         F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P
         ENTERPRISES, INC. and NATIONAL RESTAURANT ENTERPRISES,
         INC. (Filed as exhibit 2.20 to AmeriKing's Form 10-Q
         for the quarter ended March 30, 1998 and incorporated
         herein by reference....................................         *

 2.21    ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
         SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.21 to
         AmeriKing's Form 10-Q for the quarter ended March 30,
         1998 and incorporated herein by reference..............         *

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
 2.22    ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
         SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.22 to
         AmeriKing's Form 10-Q for the quarter ended March 30,
         1998 and incorporated herein by reference..............         *

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

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
 2.31    REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
         among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS
         FICKLING AND WILLIAM PRENTICE (the "GENERAL PARTNERS"),
         AND CASTLE PROPERTIES, LLC. (Filed as exhibit 2.31 to
         AmeriKing's Current Report on Form 8-K filed on July
         14, 1997 and incorporated herein by reference).........         *

 2.32    AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
         dated April 8, 1997 among W&W INVESTMENTS LIMITED
         PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE (the
         "PARTNERS") AND CASTLE PROPERTIES, LLC. (Filed as
         exhibit 2.32 to AmeriKing's Current Report on Form 8-K
         filed on July 14, 1997 and incorporated herein by
         reference).............................................         *

 2.33    AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
         dated June 16, 1997 among W&W INVESTMENT LIMITED
         PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE (the
         "GENERAL PARTNERS"), CASTLE PROPERTIES, LLC AND
         NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit
         2.33 to AmeriKing's Current Report on Form 8-K filed on
         July 14, 1997 and incorporated herein by reference)....         *

 2.34    STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among THE
         SHAREHOLDERS OF B&J RESTAURANTS, INC., and NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.34 to
         AmeriKing's Form 10-Q for the quarter ended June 30,
         1997)..................................................         *

 3.1     AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
         AMERIKING (Filed as exhibit 3.1 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)...................................         *

 3.2     AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
         exhibit 3.2 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......         *

 4.1     STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
         AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
         SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)......................         *

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

 4.4     AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND
         AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
         SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to
         AmeriKing's Form 10-K for the year ended December 30,
         1996 and incorporated herein by reference).............         *

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
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

 4.11    SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
         DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
         AmeriKing's Registration Statement (No. 333- 04261) and
         incorporated herein by reference)......................         *

 4.12    AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) IN
         THE AGGREGATE PRINCIPAL AMOUNT OF$11,000,000 (Filed as
         Exhibit 4.12 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......         *

 4.13    AMENDED AND RESTATED DEFERRED LIMITED INTEREST
         GUARANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO
         JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed as
         exhibit 4.13 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference).......         *

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

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
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

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
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

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
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

                                                                    Sequentially
 Exhibit                                                              Numbered
 Number                        Description                              Page
 -------                       -----------                          ------------
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

 10.8     AMENDED AND RESTATED PURCHASE AGREEMENT, DATED
          FEBRUARY 7, 1996, BETWEEN AMERIKING AND JZ EQUITY
          PARTNERS PLC (f/n/a MCIT PLC) (Filed as exhibit 10.8
          to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).................          *

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

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
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

 10.40   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1,
         1997, BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL
         RESTAURANT ENTERPRISES, INC. (Filed as exhibit 10.40 to
         AmeriKing's Form 10-Q for the three quarters ended
         September 29, 1997 and incorporated herein by
         reference) ............................................         *

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

 10.42   INTENTIONALLY OMITTED..................................

 10.43   INTENTIONALLY OMITTED..................................

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
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

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
 10.54   THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
         dated as of June 17, 1997 among NATIONAL RESTAURANT
         ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON, N.A..         *

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

 24      POWER OF ATTORNEY......................................         *

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