Form 10-Q
period 2000-06-26
AMERIKING INC
filed 2000-08-10
CIK 1014599

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

                 For the quarterly period ended June 26, 2000

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

   The number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2000 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

  Item 1. Financial Statements............................................   2

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  12

PART II

  Item 6. Exhibits, and Reports on Form 8-K...............................  13

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

Item 1. Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
SUBSIDIARY

                                                                            Page
                                                                            ----
Consolidated Balance Sheets as of June 26, 2000 and December 27, 1999.....    3

Consolidated Statements of Operations for the quarter ended June 26, 2000 and June 28, 1999, and the two quarters ended June 26, 2000 and June 28,
 1999.....................................................................    4

Consolidated Statements of Stockholders' Equity (Deficit) for the two
 quarters ended June 26, 2000 and the fiscal years ended December 27, 1999
 and December 28, 1998 ...................................................    6

Consolidated Statements of Cash Flows for the two quarters ended June 26,
 2000 and June 28, 1999 ..................................................    7

Notes to Consolidated Financial Statements ...............................    8

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      June 26, 2000 and December 27, 1999

                                                        June 26,
                                                          2000     December 27,
                       ASSETS                         (unaudited)      1999
                       ------                         ------------ ------------
Current assets:
  Cash and cash equivalents.......................... $ 20,579,000 $ 14,754,000
  Accounts receivable................................    3,405,000    3,810,000
  Inventories........................................    3,896,000    5,200,000
  Prepaid expenses...................................    1,859,000    1,089,000
  Current portion of deferred income taxes...........    1,600,000       81,000
                                                      ------------ ------------
    Total current assets.............................   31,339,000   24,934,000
Property and equipment...............................   75,566,000   73,704,000
Goodwill.............................................  170,576,000  170,917,000
Deferred income taxes................................      205,000      205,000
Other assets:
  Deferred financing costs...........................    5,376,000    5,816,000
  Franchise agreements...............................    7,723,000    7,379,000
  Other long-term assets.............................      288,000      154,000
                                                      ------------ ------------
    Total other assets...............................   13,387,000   13,349,000
                                                      ------------ ------------
    Total............................................ $291,073,000 $283,109,000
                                                      ============ ============


        LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
        -----------------------------------
Current liabilities:
  Accounts payable and other accrued expenses....... $ 12,511,000  $ 16,289,000
  Accrued payroll and related expenses..............    9,668,000     8,903,000
  Accrued taxes payable.............................    4,076,000     4,580,000
  Note payable......................................          --        255,000
  Current portion of long-term debt.................      868,000       828,000
                                                     ------------  ------------
    Total current liabilities.......................   27,123,000    30,855,000
Long-term debt--less current portion................  225,781,000   220,251,000
Vendor incentives and other long-term liabilities...    9,533,000     1,028,000
                                                     ------------  ------------
    Total liabilities...............................  262,437,000   252,134,000
Commitments and contingencies:
Senior preferred stock..............................   47,335,000    44,418,000
Stockholders' equity (deficit):
  Preferred stock...................................           75            75
  Common stock......................................        9,030         9,030
  Accumulated deficit...............................  (18,708,105)  (13,452,105)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............  (18,699,000)  (13,443,000)
                                                     ------------  ------------
    Total........................................... $291,073,000  $283,109,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                Quarter Ended            Two Quarters Ended
                          --------------------------  --------------------------
                            June 26,      June 28,      June 26,      June 28,
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------
Sales
  Restaurant food sales.  $ 99,959,000  $ 97,714,000  $189,640,000  $179,221,000
  Non-food sales........     2,964,000     2,796,000     5,943,000     4,838,000
                          ------------  ------------  ------------  ------------
    Total sales.........   102,923,000   100,510,000   195,583,000   184,059,000
Restaurant operating
 expenses:
  Cost of food sales....    29,596,000    29,907,000    56,149,000    54,326,000
  Cost of non-food
   sales................     2,531,000     2,273,000     5,139,000     3,897,000
  Restaurant labor and
   related costs........    26,844,000    25,912,000    52,159,000    48,627,000
  Occupancy.............    10,721,000    10,087,000    20,602,000    19,172,000
  Depreciation and
   amortization of
   goodwill and
   franchise agreements.     4,147,000     3,817,000     8,248,000     7,306,000
  Advertising...........     5,699,000     5,172,000    10,697,000     9,415,000
  Royalties.............     3,499,000     3,420,000     6,638,000     6,273,000
  Other restaurant
   operating expenses...     9,545,000     8,565,000    18,653,000    15,538,000
                          ------------  ------------  ------------  ------------
    Total restaurant
     operating expenses.    92,582,000    89,153,000   178,285,000   164,554,000
General and
 administrative
 expenses...............     4,542,000     3,874,000     8,742,000     7,900,000
Other operating
 expenses:
  Depreciation expense--
   office...............       240,000       259,000       491,000       522,000
  Provision for
   disposition of long-
   lived assets.........       142,000           --        142,000           --
  Loss on disposal of
   fixed assets.........       246,000       290,000       251,000       214,000
  Management and
   directors' fees......       163,000       175,000       325,000       338,000
                          ------------  ------------  ------------  ------------
    Total other
     operating expenses.       791,000       724,000     1,209,000     1,074,000
                          ------------  ------------  ------------  ------------
Operating income........     5,008,000     6,759,000     7,347,000    10,531,000
Other income (expense):
  Interest expense......    (5,372,000)   (5,472,000)  (10,871,000)   (9,974,000)
  Amortization of
   deferred costs.......      (244,000)     (177,000)     (459,000)     (446,000)
  Other income
   (expense)--net.......       140,000        69,000       183,000       210,000
                          ------------  ------------  ------------  ------------
    Total other expense.    (5,476,000)   (5,580,000)  (11,147,000)  (10,210,000)
                          ------------  ------------  ------------  ------------
Income (loss) before
 income tax expense.....      (468,000)    1,179,000    (3,800,000)      321,000
Income tax expense
 (benefit)..............      (188,000)      385,000    (1,520,000)      128,000
                          ------------  ------------  ------------  ------------
Net income (loss).......      (280,000)      794,000    (2,280,000)      193,000
Preferred stock
 dividends (cumulative,
 undeclared)............      (154,000)     (145,000)     (306,000)     (288,000)
Senior preferred stock
 dividends..............    (1,474,000)   (1,308,000)   (2,917,000)   (2,575,000)
Amortization of senior
 preferred stock
 issuance costs.........       (29,000)      (30,000)      (59,000)      (60,000)
                          ------------  ------------  ------------  ------------
Loss available to common
 stockholders...........  $ (1,937,000) $   (689,000) $ (5,562,000) $ (2,730,000)
                          ============  ============  ============  ============
Weighted average number
 of shares outstanding--
 basic and diluted......       902,992       902,992       902,992       902,992
                          ------------  ------------  ------------  ------------
Net loss per common
 share--basic and
 diluted................  $      (2.15) $      (0.76) $      (6.16) $      (3.02)
                          ============  ============  ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Two Quarters Ended June 26, 2000 and the Fiscal Years Ended December 27, 1999 and December 28, 1998

                                          Additional     Retained
                         Preferred Common   Paid-In      Earnings
                           Stock   Stock    Capital     (Deficit)       Total
                         --------- ------ -----------  ------------  ------------
BALANCE--December 29,
 1997...................    $75    $9,030 $ 3,037,895  $ (8,888,000) $ (5,841,000)
  Dividends on senior
   preferred stock......                   (2,927,895)   (1,750,105)   (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (110,000)                   (110,000)
  Net income............                                  1,813,000     1,813,000
                            ---    ------ -----------  ------------  ------------
BALANCE--December 28,
 1998...................     75     9,030         --     (8,825,105)   (8,816,000)
  Dividends on senior
   preferred stock......                                 (5,325,000)   (5,325,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                   (119,000)     (119,000)
  Net income............                                    817,000       817,000
                            ---    ------ -----------  ------------  ------------
BALANCE--December 27,
 1999...................     75     9,030         --    (13,452,105)  (13,443,000)
  Dividends on senior
   preferred stock......                                 (2,917,000)   (2,917,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                    (59,000)      (59,000)
  Net loss..............                                 (2,280,000)   (2,280,000)
                            ---    ------ -----------  ------------  ------------
BALANCE--June 26, 2000..    $75    $9,030 $       --   $(18,708,105) $(18,699,000)
                            ===    ====== ===========  ============  ============



                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Two Quarters Ended June 26, 2000 and June 28, 1999
                                  (unaudited)

                                                    December 27,  December 29,
                                                      1999 to       1998 to
                                                      June 26,      June 28,
                                                        2000          1999
                                                    ------------  ------------
Cash flows from operating activities:
Net income (loss).................................. $ (2,280,000) $    193,000
  Adjustments to reconcile net income (loss) to net
   cash flows from operating activities:
  Depreciation and amortization....................    9,198,000     8,275,000
  Deferred income taxes............................   (1,519,000)          --
  Provision for disposition of long-lived assets...      142,000           --
  Loss on disposal of fixed assets.................      249,000       214,000
  Changes in:
    Accounts receivable............................      405,000       207,000
    Inventories....................................    1,304,000    (1,111,000)
    Prepaid expenses...............................     (908,000)     (546,000)
    Vendor incentives..............................    9,912,000           --
    Accounts payable, accrued and other long-term
     liabilities...................................   (4,924,000)    1,620,000
                                                    ------------  ------------
      Net cash flows from operating activities.....   11,579,000     8,852,000
Cash flows from investing activities:
  Purchase of restaurant franchise agreements,
   equipment and goodwill..........................   (3,689,000)  (46,220,000)
  Cash paid for franchise agreements...............     (625,000)     (349,000)
  Cash paid for property and equipment.............   (6,711,000)   (5,868,000)
                                                    ------------  ------------
      Net cash flows used for investing activities.  (11,025,000)  (52,437,000)
Cash flows from financing activities:
  Advances under line of credit....................    5,975,000    45,280,000
  Cash paid for financing costs....................      (44,000)       82,000
  Payments on short-term debt......................     (255,000)   (2,157,000)
  Payments on long-term debt and capital leases....     (405,000)     (405,000)
                                                    ------------  ------------
      Net cash flows from financing activities.....    5,271,000    42,800,000
                                                    ------------  ------------
Net change in cash and cash equivalents............    5,825,000      (785,000)
Cash and cash equivalents--Beginning of year.......   14,754,000    10,591,000
                                                    ------------  ------------
Cash and cash equivalents--End of quarter.......... $ 20,579,000  $  9,806,000
                                                    ============  ============
Supplemental disclosures of cash flow information:
  Cash paid during the two quarters for interest... $ 10,806,000  $  9,657,000
                                                    ============  ============
  Cash paid during the two quarters for income
   taxes........................................... $    279,000  $     10,000
                                                    ============  ============
Supplemental disclosure of noncash investing and
 financing activities:
  Senior preferred stock dividends................. $  2,917,000  $  2,575,000
  Amortization of senior preferred stock issuance
   costs...........................................       59,000        60,000
                                                    ------------  ------------
      Total........................................ $  2,976,000  $  2,635,000
                                                    ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

   In our opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly our financial position as of June 26, 2000, the results of operations for the quarter and two quarters ended June 26, 2000 and June 28, 1999 and cash flows for the two quarters ended June 26, 2000 and June 28, 1999. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 27, 1999 filed on March 21, 2000.

   The results of operations for the quarter and two quarters ended June 26, 2000 and June 28, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

   Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

   Vendor Incentives--We amortize incentives received from vendors over the life of the vendor contract.

   Net Income (Loss) Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the two quarters ended June 26, 2000 and June 28, 1999 due to the antidilutive effect of the stock options and warrants in the respective quarters.

   Reclassifications--Certain information in the consolidated financial statements for the quarter ended June 28, 1999 have been reclassified to conform to the current reporting format.

   New Accounting Standards--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective in fiscal year 2001. At June 26, 2000, we had no derivative instruments or hedging activities.

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

   Earnings before interest, taxes, depreciation and amortization (EBITDA) represents operating income plus depreciation and amortization and other expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. In addition, we believe that certain investors find EBITDA to be a useful tool for measuring our ability to service our debt. EBITDA is not necessarily a measure of our ability to fund our cash needs. See the Consolidated Statements of Cash Flows and the related notes to the Consolidated Financial Statements included herein.

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

Quarter ended June 26, 2000 Compared to Quarter ended June 28, 1999

   Restaurant Sales. Total sales increased $2.4 million or 2.4% during the quarter ended June 26, 2000, to $102.9 million, from $100.5 million during the quarter ended June 28, 1999, due primarily to the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively. In addition, we developed 11 and 10 restaurants in 2000 and 1999, respectively. Newly acquired restaurants accounted for $2.8 million of the total increase in restaurant sales, while new restaurant development accounted for $3.0 million of the increase in sales. Sales at the comparable restaurants, including only those restaurants owned by us at June 26, 2000, decreased 3.5% for the quarter.

   Restaurant Operating Expenses. Total restaurant operating expenses increased $3.4 million, or 3.8% during the quarter ended June 26, 2000, to $92.6 million from $89.2 million in the quarter ended June 28, 1999. As a percentage of sales, restaurant operating expenses increased 1.3%, to 90.0% during the quarter ended June 26, 2000 from 88.7% during the quarter ended June 28, 1999.

   Cost of food sales decreased $0.3 million and decreased 1.0% as a percentage of sales to 28.8% during the quarter ended June 26, 2000 from 29.8% during the quarter ended June 28, 1999. The decrease in cost of food sales is the result of higher supplier rebates, partially offset by the additional stores that were acquired and developed since the same quarter last year. In addition, we increased menu prices during the latter part of 1999.

   Cost of non-food sales increased $0.3 million during the quarter ended June 26, 2000, and increased 0.2% as a percentage of sales to 2.5% from 2.3% during the quarter ended June 28, 1999. The increase in cost of non-food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. The percentage increase in cost of non-food sales is a direct result of the increase in non-food sales. Non-food promotional items, typically designed to drive customer traffic into the restaurants, are sold at or near cost.

   Restaurant labor and related costs increased $0.9 million during the quarter ended June 26, 2000, and increased 0.3% as a percentage of total sales to 26.1% during the quarter ended June 26, 2000 from 25.8% in the quarter ended June 28, 1999. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the effect of lower sales volumes on the fixed component of salaries.

   Depreciation and amortization increased $0.3 million during the quarter ended June 26, 2000, to $4.1 million from $3.8 million in the quarter ended June 28, 1999. As a percentage of sales, depreciation and amortization expense increased 0.2% to 4.0% in the quarter ended June 26, 2000 from 3.8% in the quarter ended June 28, 1999. The increase is due primarily to the increase in goodwill amortization resulting from the newly acquired restaurants.

   Occupancy and other restaurant operating expenses including advertising and royalties increased $2.2 million during the quarter ended June 26, 2000 and increased 1.5% as a percentage of sales to 28.6% in the quarter ended June 26, 2000 from 27.1% in the quarter ended June 28, 1999. This increase is primarily due to the inclusion of newly acquired and developed restaurants, additional operating leases related to the new Frozen Coke machines and new Point of Sales devices purchased in 1999, as well as higher repair and maintenance expenses. In addition, we recorded pre-opening costs relative to new restaurant developments in other expense which were $0.2 million and $0.3 million for the quarter ended June 26, 2000 and June 28, 1999, respectively.

   General and Administrative Expenses. General and administrative expenses increased $0.6 million to $4.5 million during the quarter ended June 26, 2000 and increased 0.5% as a percent of sales to 4.4% during the quarter ended June 26, 2000 from 3.9% during the quarter ended June 28, 1999. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

   Other Operating Expenses. Other operating expenses increased $0.1 million to $0.8 million during the quarter ended June 26, 2000 from $0.7 million for the qurater ended June 28, 1999. The increase in other operating expenses is due to a provision for impairment of long-lived assets of $0.1 million for the quarter ended June 26, 2000.

   Other Income (Expense). Other income (expense) decreased $0.1 million during the quarter ended June 26, 2000 to $5.5 million from $5.6 million in the quarter ended June 28, 1999.

   EBITDA. As defined in Item 2, EBITDA decreased $1.5 million to $10.1 million for the quarter ended June 26, 2000 from $11.6 million for the quarter ended June 28, 1999. As a percentage of total sales, EBITDA decreased 1.6%, to 9.9% for the quarter ended June 26, 2000 from 11.5% for the quarter ended June 28, 1999. The decline in EBITDA is the result of the factors discussed above.

Two Quarters ended June 26, 2000 Compared to Two Quarters ended June 28, 1999

   Restaurant Sales. Total sales increased $11.5 million or 6.3% during the two quarters ended June 26, 2000, to $195.6 million, from $184.1 million during the two quarters ended June 28, 1999, due primarily to the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively. In addition, the Company developed 11 and 10 restaurants in 2000 and 1999 respectively. Newly acquired restaurants accounted for $9.4 million of the total increase in restaurant sales, while new restaurant development accounted for $5.2 million of the increase in sales. Sales at the comparable restaurants, including only those restaurants owned by the Company at June 26, 2000, decreased 2.4% for the two quarters ended June 26, 2000.

   Restaurant Operating Expenses. Total restaurant operating expenses increased $13.7 million, or 8.3% during the two quarters ended June 26, 2000, to $178.3 million from $164.6 million during the two quarters ended June 28, 1999. As a percentage of sales, restaurant operating expenses increased 1.8%, to 91.2% during the two quarters ended June 26, 2000 from 89.4% during the two quarters ended June 28, 1999.

   Cost of food sales increased $1.8 million to $56.1 million and decreased 0.8% as a percentage of sales to 28.7% during the two quarters ended June 28, 1999 from 29.5% during the two quarters ended June 29, 1998. The increase in cost of food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year, partially offset by higher supplier rebates. In addition, we increased menu prices during the latter part of 1999.

   Cost of non-food sales increased $1.2 million during the two quarters ended June 26, 2000, and increased 0.5% as a percentage of sales to 2.6% during the two quarters ended June 26, 2000 from 2.1% during the two quarters ended June 28, 1999. The increase in cost of non-food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. The percentage increase in cost of non-food sales is a direct result of the increase in non-food sales. Non-food promotional items, typically designed to drive customer traffic into the restaurants, are sold at or near cost.

   Restaurant labor and related costs increased $3.5 million to $52.2 million during the two quarters ended June 26, 2000, and increased 0.3% as a percentage of total sales to 26.7% during the two quarters ended June 26, 2000 from 26.4% during the two quarters ended June 28, 1999. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the effect of lower average sales volumes on the fixed component of salaries.

   Depreciation and amortization increased $0.9 million during the two quarters ended June 26, 2000, to $8.2 million from $7.3 million during the two quarters ended June 28, 1999. As a percentage of sales, depreciation and amortization expense increased 0.2% to 4.2% during the two quarters ended June 26, 2000 from 4.0% during the two quarters ended June 28, 1999. The increase was due primarily to the increase in goodwill amortization resulting from the newly acquired restaurants.

   Occupancy and other restaurant operating expenses including advertising and royalties increased $6.2 million to $56.6 million during the two quarters ended June 26, 2000 and increased 1.5% as a percentage of sales to 28.9% during the two quarters ended June 26, 2000 from 27.4% during the two quarters ended June 28, 1999. This increase is primarily due to the inclusion of newly acquired and developed restaurants, additional operating leases related to the new Frozen Coke machines and new Point of Sales devices purchased in 1999, as well as higher repair and maintenance expenses. In addition, we recorded pre-opening costs relative to new restaurant developments in other expense which were $0.3 million and $0.4 million for the two quarters ended June 26, 2000 and June 28, 1999, respectively.

   General and Administrative Expenses. General and administrative expenses increased $0.8 million to $8.7 million during the two quarters ended June 26, 2000 and increased 0.2% as a percent of sales to 4.5% during the two quarters ended June 26, 2000 from 4.3% during the two quarters ended June 28, 1999. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

   Other Operating Expenses. Other operating expenses increased $0.1 million to $1.2 million during the two quarters ended June 26, 2000 from $1.1 million for the two quarters ended June 28, 1999. The increase in other operating expenses is due to a provision for impairment of long-lived assets of $0.1 million for the two quarters ended June 26, 2000.

   Other Income (Expense). Other income (expense) increased $0.9 million during the two quarters ended June 26, 2000 to $11.1 million from $10.2 million during the two quarters ended June 28, 1999. The increase in other income (expense) is due to higher interest expense related to the increased borrowings under the line of credit due to the 2000 and 1999 acquisitions, as well as higher interest rates than experienced during the same time period last year.

   EBITDA. As defined in Item 2, EBITDA decreased $2.2 million to $17.1 million for the two quarters ended June 26, 2000 from $19.3 million for the two quarters ended June 28, 1999. As a percentage of total sales, EBITDA decreased 1.8%, to 8.7% for the two quarters ended June 26, 2000 from 10.5% for the two quarters ended June 28, 1999. The decline in EBITDA is a result of the factors discussed above.

Liquidity and Capital Resources

   Net cash flows from operating activities increased $2.7 million during the two quarters ended June 26, 2000, to $11.6 million, from $8.9 million during the two quarters ended June 28, 1999. The increase is primarily due to general decreases in working capital other than cash, as well as an increase in depreciation and amortization, offset by an increase in net loss. In February 2000, we received approximately $10.0 million in vendor incentives from our soft drink suppliers. These vendor incentives are being amortized over 10 years. In return for receipt of these monies, we are obligated to make certain leasehold improvements to existing stores. We currently plan to make these improvements over the next two years.

   Capital spending for the two quarters ended June 26, 2000 was $11.0 million of which $3.6 million included transaction fees and related expenditures for the acquisition of 5 restaurants in the Chicago Metropolitan area. In addition, we developed 11 new restaurants during the two quarters ended June 26, 2000.

   During the two quarters ended June 26, 2000, borrowings of $6.0 million were incurred, which included $3.0 million for the acquisition of 5 restaurants in the Chicago Metropolitan area. The remainder of the borrowings related to new restaurant development, existing restaurants and corporate infrastructure additions.

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

   We are structured as a holding company with no independent operations, as our operations are conducted exclusively through our wholly owned subsidiaries. Our only significant assets are the capital stock of our subsidiaries. As a holding company, our cash flow, our ability to meet our debt service requirements and our ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of our subsidiaries and their ability to declare dividends or make other intercompany transfers to us. Under the terms of the indenture pursuant to which the Senior Notes were offered (the "Indenture"), our subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service our obligations, including our obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") we may exchange pursuant to the Indenture. The Indenture restricts, among other things, our and our Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of our assets. In addition, (i) our Amended and Restated Credit Agreement (as defined) with the BankBoston, N.A. and other lenders thereto contains other and more restrictive covenants and prohibits our subsidiaries from declaring dividends or making other intercompany transfers to us in certain circumstances and (ii) agreements reached with BKC contain restrictions with respect to dividend payments and intercompany loans.

   We currently have short-term restrictions on additional borrowings under our line of credit agreement as defined in the Indenture. However, we believe that available cash on hand will be sufficient to cover our working capital, capital expenditures, planned development and debt service requirements for the remainder of fiscal 2000.

Year 2000

   We have completed substantially all of our review and testing of the impact of the Year 2000 on our systems as well as our assessment of supplier responsiveness. As of August 10, 2000, we have not experienced any significant work stoppages or other negative impact on our operations and do not believe that any future Year 2000 issues will have a material adverse effect on our financial condition or results of operations. However, it is impossible to assess the potential consequences in the event of future service interruptions from existing systems, suppliers or other external sources. Our costs related to the response of Year 2000 and related remediation were less than $1.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $121.7 million at June 26, 2000. Of this balance, the BankBoston revolver comprised $118.8 million bearing an interest rate calculated at the lesser of BankBoston's base rate or the Eurodollar rate plus 2.5%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.2 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.6 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $0.5 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

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

                                          Ameriking, Inc.

                                          -------------------------------------
                                                    Lawrence E. Jaro
                                              Managing Owner, Chairman and
                                                 Chief Executive Officer
Date ________________________________
                                          -------------------------------------
                                                       Joel Aaseby
                                           Chief Financial Officer, Corporate
                                            Secretary and Director (Principal
                                            Financial and Accounting Officer)
Date ________________________________

                               INDEX TO EXHIBITS

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 1.1       Form of Underwriting Agreement for Notes Offering             *
 1.2       Form of Underwriting Agreement for Units Offering             *
 2.1++     Purchase and Sale Agreement, Dated September 1, 1994,
           Between Burger King Corporation ("BKC") and National
           Restaurant Enterprises, Inc. ("Enterprises") (Filed
           as exhibit 2.1 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 2.2++     Purchase and Sale Agreement, Dated September 1, 1994,
           Between Jaro Enterprises, Inc. and AmeriKing, Inc.
           (Formerly known as NRE Holdings, Inc.) ("AmeriKing")
           (Filed as exhibit 2.2 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 2.3++     Purchase and Sale Agreement, Dated September 1, 1994,
           Between Jaro Restaurants, Inc. and AmeriKing (Filed
           as exhibit 2.3 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 2.4++     Purchase and Sale Agreement, Dated September 1, 1994,
           Between Tabor Restaurants Associates, Inc. and
           AmeriKing (Filed as exhibit 2.4 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 2.5++     Purchase and Sale Agreement, Dated September, 1,
           1994, Between JB Restaurants, Inc. and AmeriKing
           (Filed as exhibit 2.5 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 2.6++     Purchase and Sale Agreement, Dated September 1, 1994,
           Between Castleking, Inc. and AmeriKing (Filed as
           exhibit 2.6 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 2.7++     Purchase and Sale Agreement, Dated September 1, 1994,
           Between Osburger, Inc. and AmeriKing (Filed as
           exhibit 2.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 2.8++     Purchase and Sale Agreement, Dated September 1, 1994,
           Between White-Osborn Restaurants, Inc. and AmeriKing
           (Filed as exhibit 2.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 2.9++     Purchase and Sale Agreement, Dated November 30, 1994,
           by and Among Sheldon T. Friedman, BNB Land Venture,
           Inc. and Enterprises (Filed as exhibit 2.9 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 2.10++    Asset Purchase Agreement, Dated July 5, 1995, by and
           Among DMW, Inc., Daniel L. White and AmeriKing
           Colorado Corporation I (Filed as exhibit 2.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 2.11++    Asset Purchase Agreement, Dated July 5, 1995, by and
           Among WSG, Inc., Daniel L. White, Susan J. Wakeman,
           George Alaiz, Jr. and AmeriKing Colorado Corporation
           I (Filed as exhibit 2.11 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 2.12++    Purchase Agreement, Dated November 21, 1995, by and
           Among QSC, Inc., the Shareholders of QSC, Inc. and
           AmeriKing Tennessee Corporation I (Filed as exhibit
           2.12 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 2.13++    Purchase Agreement, Dated November 21, 1995, by and
           Among RO-Lank, Inc., the Shareholders of RO-Lank,
           Inc. and AmeriKing Tennessee Corporation I (Filed as
           exhibit 2.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 2.14++    Purchase and Sale Agreement, Dated November 30, 1995,
           by and Among C&N Dining, Inc. and Affiliates and
           AmeriKing Virginia Corporation I (Filed as exhibit
           2.14 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *
 2.15++    Amendment No. 1 to Purchase and Sale Agreement, Dated
           February 7, 1996, by and Among C&N Dining, Inc. and
           Affiliates and AmeriKing Virginia Corporation I
           (Filed as exhibit 2.15 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 2.16++    Asset Purchase Agreement, Dated February 7, 1996,
           Between Thirty-Forty, Inc. and AmeriKing Cincinnati
           Corporation I (Filed as exhibit 2.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 2.17++    Asset Purchase Agreement, Dated February 7, 1996,
           Between Houston, Inc. and AmeriKing Cincinnati
           Corporation I (Filed as exhibit 2.17 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 2.18++    Asset Purchase Agreement, Dated February 7, 1996,
           Between Fifth & Race, Inc. and AmeriKing Cincinnati
           Corporation I (Filed as exhibit 2.18 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference                              *
 2.19      Asset Purchase Agreement among F&P Enterprises, Inc.,
           the Shareholders of F&P Enterprises, Inc. and
           National Restaurant Enterprises, Inc. (Filed as
           exhibit 2.19 to AmeriKing's Form 10-Q for the quarter
           ended March 30, 1998 and incorporated herein by
           reference                                                     *
 2.20      Amendment No. 1 to the Asset Purchase Agreement among
           F&P Enterprises, Inc., the Shareholders of F&P
           Enterprises, Inc. and National Restaurant
           Enterprises, Inc. (Filed as exhibit 2.20 to
           AmeriKing's Form 10-Q for the quarter ended March 30,
           1998 and incorporated herein by reference                     *
 2.21      Asset Purchase Agreement among North Foods, Inc., the
           Shareholders of North Foods, Inc. and National
           Restaurant Enterprises, Inc. (Filed as exhibit 2.21
           to AmeriKing's Form 10-Q for the quarter ended March
           30, 1998 and incorporated herein by reference                 *
 2.22      Asset Purchase Agreement among North Foods, Inc., the
           Shareholders of North Foods, Inc. and National
           Restaurant Enterprises, Inc. (Filed as exhibit 2.22
           to AmeriKing's Form 10-Q for the quarter ended March
           30, 1998 and incorporated herein by reference                 *
 2.23      Amendment No. 2 to the Asset Purchase Agreement dated
           June 16, 1997 among F&P Enterprises, Inc., The
           Shareholders of F&P Enterprises, Inc. and National
           Restaurant Enterprises, Inc. (Filed as exhibit 2.23
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)           *

 2.24      Amendment No. 3 to the Asset Purchase Agreement dated
           June 16, 1997 among F&P Enterprises, Inc., the
           Shareholders of F&P Enterprises, Inc. and National
           Restaurant Enterprises, Inc. (Filed as exhibit 2.24
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)           *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 2.25      Amendment No. 2 to the Asset Purchase Agreement dated
           June 16, 1997 among North Foods, Inc., the
           Shareholders of North Foods, Inc. and National
           Restaurant Enterprises, Inc. (Filed as exhibit 2.25
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)           *

 2.26      Amendment No. 3 to the Asset Purchase Agreement dated
           June 16, 1997 among North Foods, Inc., the
           Shareholders of North Foods, Inc. and National
           Restaurant Enterprises, Inc. (Filed as exhibit 2.26
           to AmeriKing's Current Report on form 8-K filed on
           July 14, 1997 and incorporated herein by reference)           *

 2.27      Real Estate Purchase Agreement dated March 7, 1997
           among T&B Leasing, Thomas Fickling and William
           Prentice (the "Partners"), and Castle Properties,
           LLC. (Filed as exhibit 2.27 to AmeriKing's Current
           Report on Form 8-K filed on July 14, 1997 and
           incorporated herein by reference)                             *

 2.28      Amendment No. 1 to the Real Estate Purchase Agreement
           dated April 8, 1997 among T&B leasing, Thomas
           Fiickling and William Prentice (the ""Partners'') and
           Castle Properties, LLC. (Filed as exhibit 2.28 to
           Ameriking's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)                *

 2.29      Amendment No. 2 to the Real Estate Purchase Agreement
           dated June 16, 1997 among T&B Leasing, Thomas
           Fickling and William Prentice (the "Partners"),
           Castle Properties, LLC and National Restaurant
           Enterprises, Inc. (Filed as exhibit 2.29 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)                *

 2.30      Amendment No. 3 to the Real Estate Purchase Agreement
           dated June 16, 1997 among T&B Leasing, Thomas
           Fickling and William Prentice, Investors Title
           Exchange Corporation, and National Restaurant
           Enterprises, Inc. (Filed as exhibit 2.30 to
           AmeriKing's current report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)                *

 2.31      Real Estate Purchase Agreement dated March 7, 1997
           among W&W Investments Limited Partnership, Thomas
           Fickling and William Prentice (the "General
           Partners"), and Castle Properties, LLC. (Filed as
           exhibit 2.31 to AmeriKing's Current Report on Form 8-
           K filed on July 14, 1997 and incorporated herein by
           reference)                                                    *

 2.32      Amendment No. 1 to the Real Estate Purchase Agreement
           dated April 8, 1997 among W&W Investments Limited
           Partnership, Thomas Fickling and William Prentice
           (the "Partners") and Castle Properties, LLC. (Filed
           as exhibit 2.32 to AmeriKing's Current Report on Form
           8-K filed on July 14, 1997 and incorporated herein by
           reference)                                                    *

 2.33      Amendment No. 2 to the Real Estate Purchase Agreement
           dated June 16, 1997 among W&W Investment Limited
           Partnership, Thomas Fickling and William Prentice
           (the "General Partners"), Castle Properties, LLC and
           National Restaurant Enterprises, Inc. (Filed as
           exhibit 2.33 to AmeriKing's Current Report on Form 8-
           K filed on July 14, 1997 and incorporated herein by
           reference)                                                    *
 2.34      Stock Purchase Agreement Dated July 22, 1997 among
           the Shareholders of B&J Restaurants, Inc., and
           National Restaurant Enterprises, Inc. (Filed as
           exhibit 2.34 to AmeriKing's Form 10-Q for the quarter
           ended June 30, 1997)                                          *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 3.1       Amended and Restated Certificate of Incorporation of
           AmeriKing (Filed as exhibit 3.1 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 3.2       Amended and Restated Bylaws of AmeriKing (Filed as
           exhibit 3.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.1       Stockholders Agreement, Dated September 1, 1994, by
           and Among AmeriKing and the Stockholders Appearing on
           the Signature Pages Thereto (Filed as exhibit 4.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.2       Consent and Amendment No. 1 to Stockholders
           Agreement, Dated November 30, 1994, by and Among
           AmeriKing and the Stockholders Appearing on the
           Signature Pages Thereto (Filed as exhibit 4.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.3       Consent and Amendment No. 2 to Stockholders
           Agreement, Dated February 7, 1996, by and Among
           AmeriKing and the Stockholders Appearing on the
           Signature Pages Thereto (Filed as exhibit 4.3 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.4       Amended and Restated Stockholders Agreement by and
           Among AmeriKing and the Stockholders Appearing on the
           Signature Pages Thereto (Filed as exhibit 4.4 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)                    *
 4.5       Management Subscription Agreement, Dated September 1,
           1994, by and Among AmeriKing, Tabor Restaurant
           Associates, Inc., Jaro Enterprises, Inc., Jaro
           Restaurants, Inc., JB Restaurants, Inc., Castleking,
           Inc., White-Osborn Restaurants, Inc., Osburger, Inc.,
           Lawrence Jaro, William Osborn, Gary Hubert, Joel
           Aaseby, Donald Stahurski and Scott Vasatka (Filed as
           exhibit 4.5 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.6       Stock Option Agreement, Dated September 1, 1994,
           Between AmeriKing and Scott Vasatka (Filed as exhibit
           4.6 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *
 4.7       Stock Option Agreement, Dated September 1, 1994,
           Between AmeriKing and Donald Stahurski (Filed as
           exhibit 4.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.8       Warrant Agreement, Dated September 1, 1994, Between
           AmeriKing and the First National Bank of Boston
           (Filed as exhibit 4.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 4.9       Common Stock Purchase Warrant, Dated September 1,
           1994, Between AmeriKing and BancBoston Investments
           Inc. (Filed as exhibit 4.9 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.10      First Amendment to Common Stock Purchase Warrant,
           Dated November 30, 1994 (Filed as exhibit 4.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.11      Second Amendment to Common Stock Purchase Warrant,
           Dated February 7, 1996 (Filed as exhibit 4.11 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 4.12      Amended and Restated Note, Dated February 7, 1996,
           From AmeriKing to JZ Equity Partners PLC (f/n/a MCIT
           PLC) in the Aggregate Principal Amount of $11,000,000
           (Filed as exhibit 4.12 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 4.13      Amended and Restated Deferred Limited Interest
           Guaranty, Dated February 7, 1996, From Enterprises to
           JZ Equity Partners PLC (f/n/a MCIT PLC) (Filed as
           exhibit 4.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.14      Amended and Restated Note, Dated February 7, 1996,
           From AmeriKing to Jaro Enterprises, Inc. in the
           Aggregate Principal Amount of $1,224,000 (Filed as
           exhibit 4.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.15      Amended and Restated Note, Dated February 7, 1996,
           From AmeriKing to Jaro Restaurants, Inc. in the
           Aggregate Principal Amount of $112,000 (Filed as
           exhibit 4.15 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.16      Amended and Restated Note, Dated February 7, 1996,
           From AmeriKing to JB Restaurants, Inc. in the
           Aggregate Principal Amount of $2,019,000 (Filed as
           exhibit 4.16 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.17      Amended and Restated Note, Dated February 7, 1996,
           From AmeriKing to Castelking, Inc. in the Aggregate
           Principal Amount of $385,769 (Filed as exhibit 4.17
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.18      Amended and Restated Note, Dated February 7, 1996,
           From AmeriKing to White-Osborn Restaurants, Inc. in
           the Aggregate Principal Amount of $659,231 (Filed as
           exhibit 4.18 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.19      Securities Purchase Agreement, Dated November 30,
           1994, Between AmeriKing and BancBoston Investments,
           Inc. (Filed as exhibit 4.19 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.20      Common Stock Purchase Warrant, Dated November 30,
           1994, Between AmeriKing and BancBoston Investments,
           Inc. (Filed as exhibit 4.20 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *

 4.21      Junior Subordinated Note, Dated November 30, 1994,
           From AmeriKing to BancBoston Investments, Inc. in the
           Aggregate Principal Amount of $600,000 (Filed as
           exhibit 4.21 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *

 4.22      Secured Promissory Note, Dated November 21, 1995,
           From AmeriKing Tennessee Corporation I to BKC in the
           Aggregate Principal Amount of $6,920,700 (Filed as
           exhibit 4.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *

 4.23      Amendment to Secured Promissory Note, Dated May 21,
           1996, From AmeriKing Tennessee Corporation I to BKC
           in the Aggregate Principal Amount of $6,093,067
           (Filed as exhibit 4.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *

 4.24      Guaranty, Dated November 21, 1995, From Lawrence Jaro
           and William Osborn to BKC (Filed as exhibit 4.24 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 4.25      Ratification of Guaranty, May 21, 1996, From Lawrence
           Jaro and William Osborn to BKC (Filed as exhibit 4.25
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *

 4.26      Promissory Note, Dated November 29, 1995, From
           AmeriKing Colorado Corporation I to Franchise
           Acceptance Corporation Limited in the Aggregate
           Principal Amount of $1,865,000 (Filed as exhibit 4.26
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *

 4.27      Amendment to Promissory Note, Dated December 14,
           1995, From AmeriKing Colorado Corporation I to
           Franchise Acceptance Corporation Limited (Filed as
           exhibit 4.27 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *

 4.28      Common Stock Purchase Warrant, Dated February 7,
           1996, From AmeriKing to PMI Mezzanine Fund, L.P.
           (Filed as exhibit 4.28 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *

 4.29      Senior Subordinated Note, Dated February 7, 1996,
           From Enterprises to PMI Mezzanine Fund, L.P in the
           Aggregate Principal Amount of $15,000,000. (Filed as
           exhibit 4.29 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *

 4.30      Subordinated Guaranty, Dated February 7, 1996, From
           AmeriKing Virginia Corporation I and AmeriKing
           Cincinnati Corporation I to PMI Mezzanine Fund, L.P.
           (Filed as exhibit 4.30 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *

 4.31      Second Amended and Restated Revolving Credit Note,
           Dated February 7, 1996, From Enterprises to the First
           National Bank of Boston, the Other Lending
           Institutions Listed on Schedule 1 Thereto, and the
           First National Bank of Boston, as Agent (Filed as
           exhibit 4.31 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *

 4.32      Second Amended and Restated Term Loan A Note, Dated
           February 7, 1996, From Enterprises to the First
           National Bank of Boston, the Other Lending
           Institutions Listed on Schedule 1 Thereto, and the
           First National Bank of Boston, as Agent (Filed as
           exhibit 4.32 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.33      Second Amended and Restated Term Loan B Note, Dated
           February 7, 1996, From Enterprises to the First
           National Bank of Boston, the Other Lending
           Institutions Listed on Schedule 1 Thereto, and the
           First National Bank of Boston, as Agent (Filed as
           exhibit 4.33 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.34      Limited Guaranty, Dated September 1, 1994, From
           AmeriKing to the First National Bank of Boston, the
           Other Lending Institutions Listed on Schedule 1
           Thereto, and the First National Bank of Boston, as
           Agent (Filed as exhibit 4.34 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.35      Guaranty, Dated February 7, 1996, From AmeriKing
           Virginia Corporation I and AmeriKing Cincinnati
           Corporation I to the First National Bank of Boston,
           the Other Lending Institutions Listed on Schedule 1
           Thereto, and the First National Bank of Boston, as
           Agent (Filed as exhibit 4.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 4.36      Unconditional Guaranty of Payment and Performance,
           Dated February 7, 1996, From Enterprises to FFCA
           Acquisition Corporation (Filed as exhibit 4.36 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.37      Form of Amendment No. 1 to Common Stock Purchase
           Warrant From AmeriKing to PMI Mezzanine Fund, L.P.            *
 4.38      Indenture Between AmeriKing and Trustee With Respect
           to Senior Notes (Filed as exhibit 4.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.39      Form of Senior Notes (Attached to Exhibit 4.38)               *
 4.40      Indenture Between AmeriKing and Trustee With Respect
           to Exchange Debentures (Filed as exhibit 4.40 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.41      Intentionally Omitted                                         *
 4.42      Form of Exchange Debentures (Attached to Exhibit
           4.40)                                                         *
 4.43      Promissory Note, Dated July 18, 1996, From AmeriKing
           Tennessee Corporation I to Franchise Acceptance
           Corporation Limited in the Aggregate Principal Amount
           of $6,100,000 (Filed as exhibit 4.43 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.44      Certificate of Designation Relating to the Senior
           Preferred Stock (Filed as exhibit 4.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.45      Promissory Note, Dated July 18, 1996, From AmeriKing
           Tennessee Corporation I to Franchise Acceptance
           Corporation Limited in the Aggregate Principal Amount
           of $900,000 (Filed as exhibit 4.45 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.46      Amendment No. 1 to Stock Option Agreement by and
           Among AmeriKing, Scott Vasatka and Donald Stahurski
           (Filed as exhibit 4.46 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)                                          *
 4.47      Amendment No.1 to Management Subscription Agreement
           (Filed as exhibit 4.47 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)                                          *
 9.1       Jaro Proxy Agreement, Dated September 1, 1994, by and
           Among Lawrence Jaro, Tabor Restaurant Associates,
           Inc., Jaro Enterprises, Inc., Jaro Restaurants, Inc.
           and JB Restaurants, Inc. (Filed as exhibit 9.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 9.2       Osborn Proxy Agreement, Dated September 1, 1994, by           *
           and Among William Osborn, Castleking, Inc., Osburger,
           Inc. and White-Osborn, Inc. (Filed as exhibit 9.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------

 10.1    Second Amended and Restated Revolving Credit and Term
         Loan Agreement, Dated February 7, 1996, by and Among
         AmeriKing, Enterprises, the First National Bank of
         Boston, the Other Lending Institutions Listed on
         Schedule 1 Thereto, and the First National Bank of
         Boston, as Agent (Filed as exhibit 10.1 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)                                            *
 10.2    Security Agreement, Dated September 1, 1994, by and
         Among Enterprises and the First National Bank of
         Boston, the Other Lending Institutions Listed on
         Schedule 1 Thereto, and the First National Bank of
         Boston, as Agent (Filed as exhibit 10.2 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)                                            *
 10.3    Amendment to Security Agreement, Dated February 7,
         1996, by and Among Enterprises and the First National
         Bank of Boston, the Other Lending Institutions Listed
         on Schedule 1 Thereto, and the First National Bank of
         Boston, as Agent (Filed as exhibit 10.3 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)                                            *
 10.4    Stock Pledge Agreement, Dated September 1, 1994, by and
         Among AmeriKing and the First National Bank of Boston,
         the Other Lending Institutions Listed on Schedule 1
         Thereto, and the First National Bank of Boston, as
         Agent (Filed as exhibit 10.4 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)                                            *
 10.5    Amendment to Stock Pledge Agreement, Dated February 7,
         1996, by and Among AmeriKing and the First National
         Bank of Boston, the Other Lending Institutions Listed
         on Schedule 1 Thereto, and the First National Bank of
         Boston as Agent (Filed as exhibit 10.5 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)                                            *
 10.6    Security Agreement, Dated February 7, 1996, by and
         Among AmeriKing Virginia Corporation I, AmeriKing
         Cincinnati Corporation I and the First National Bank of
         Boston (Filed as exhibit 10.6 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)                                            *
 10.7    Stock Pledge Agreement, Dated February 7, 1996, by and
         Among Enterprises, AmeriKing Virginia Corporation I,
         AmeriKing Cincinnati Corporation I and the First
         National Bank of Boston (Filed as exhibit 10.7 to
         AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)                               *
 10.8    Amended and Restated Purchase Agreement, Dated February
         7, 1996, Between AmeriKing and JZ Equity Partners PLC
         (f/n/a MCIT PLC) (Filed as exhibit 10.8 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)                                            *
 10.9    Pledge Agreement, Dated September 1, 1994, Between
         AmeriKing and JZ Equity Partners PLC (f/n/a MCIT PLC)
         (Filed as exhibit 10.9 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by
         reference)                                                      *
 10.10   Subordination Agreement, Dated September 1, 1994, by
         and Among BKC, JZ Equity Partners PLC (f/n/a MCIT PLC)
         and AmeriKing (Filed as exhibit 10.10 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated
         herein by reference)                                            *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 10.11     Amendment and Consent No. 1 to Securities Purchase
           Agreement, Dated February 7, 1996, Between AmeriKing
           and BancBoston Investments, Inc. (Filed as exhibit
           10.11 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *
 10.12     Intercreditor Agreement, Dated February 7, 1996, by
           and Among BKC, AmeriKing Virginia Corporation I,
           AmeriKing Cincinnati Corporation I, Lawrence Jaro,
           William Osborn, Gary Hubert, Enterprises, AmeriKing
           and the First National Bank of Boston (Filed as
           exhibit 10.12 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.13     Stock Pledge Agreement, Dated November 21, 1995,
           Between Enterprises and BKC (Filed as exhibit 10.13
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.14     Ratification of Stock Pledge Agreement, Dated May 21,
           1996, Between Enterprises and BKC (Filed as exhibit
           10.14 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *
 10.15     Stock Pledge Agreement, Dated November 21, 1995,
           Between Enterprises and the First National Bank of
           Boston, the Other Lending Institutions Listed on
           Schedule 1 Thereto, and the First National Bank of
           Boston, as Agent (Filed as exhibit 10.15 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.16     Note Purchase Agreement, Dated February 7, 1996, by
           and Among AmeriKing, Enterprises and PMI Mezzanine
           Fund, L.P. (Filed as exhibit 10.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.17     Form of Amendment No. 1 to Note Purchase Agreement,
           by and Among AmeriKing, Enterprises and PMI Mezzanine
           Fund, L.P.                                                    *
 10.18     Subordination Agreement, Dated February 7, 1996, by
           and Among AmeriKing, Enterprises, AmeriKing Virginia
           Corporation I, AmeriKing Cincinnati Corporation I,
           AmeriKing Tennessee Corporation I, AmeriKing Colorado
           Corporation I, Lawrence Jaro, William Osborn, Gary
           Hubert and BKC (Filed as exhibit 10.18 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.19     Sale-Leaseback Agreement, Dated February 7, 1996, by
           and Among AmeriKing Virginia Corporation I, AmeriKing
           Tennessee Corporation I and FFCA Acquisition
           Corporation (Filed as exhibit 10.19 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.20     Lease, Dated February 7, 1996, by and Among AmeriKing
           Virginia Corporation I, AmeriKing Tennessee
           Corporation I and FFCA Acquisition Corporation (Filed
           as exhibit 10.20 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 10.21     Form of Franchise Agreement Between BKC and
           Franchisee (Filed as exhibit 10.21 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *



                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 10.22     Schedule of AmeriKing Franchise Agreements (Filed as
           exhibit 10.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.23     Form of Lease Agreement Between BKC and Lessee (Filed
           as exhibit 10.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 10.24     Schedule of AmeriKing Lease Agreements (Filed as
           exhibit 10.24 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.25     Form of Guarantee, Indemnification and
           Acknowledgement of BKC Franchise Agreement (Filed as
           exhibit 10.25 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.26     Form of Guarantee, Indemnification and Acknowledgment
           of BKC Lease Agreement (Filed as exhibit 10.26 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.27     Capital Expenditure Agreement, Dated September 1,
           1994, by and Among AmeriKing, Enterprises and BKC
           (Filed as exhibit 10.27 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 10.28     Capital Expenditure Agreement, Dated November 21,
           1995, by and Among Enterprises, AmeriKing Tennessee
           Corporation I and BKC (Filed as exhibit 10.28 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.29     Letter Agreement, Dated February 7, 1996, Between
           Enterprises and BKC (Filed as exhibit 10.29 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.30     Naparlo Development Agreement, Dated February 7,
           1996, Between AmeriKing Virginia Corporation I and
           Joseph J. Naparlo (Filed as exhibit 10.30 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.31     Management Consulting Agreement, Dated September 1,
           1994, by and Among TJC Management Corporation,
           AmeriKing and Enterprises (Filed as exhibit 10.31 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.32     Intentionally Omitted                                         *
 10.33     Intercompany Management Consulting Agreement, Dated
           September 1, 1994 Between Enterprises and AmeriKing
           (Filed as exhibit 10.33 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 10.34     Amended and Restated Tax Sharing Agreement, Dated
           February 7, 1996, Between Enterprises and AmeriKing
           (Filed as exhibit 10.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 10.35     Employment and Non-Interference Agreement, Dated
           September 1, 1994, Between Lawrence Jaro and
           Enterprises (Filed as exhibit 10.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.36     Employment and Non-Interference Agreement, Dated
           September 1, 1994, Between William Osborn and
           Enterprises (Filed as exhibit 10.36 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 10.37     Employment and Non-Interference Agreement, Dated
           September 1, 1994, Between Gary Hubert and
           Enterprises (Filed as exhibit 10.37 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.38     Employment and Non-Interference Agreement, Dated
           September 1, 1994, Between Joel Aaseby and
           Enterprises (Filed as exhibit 10.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.39     Employment and Non-Interference Agreement, Dated
           September 1, 1994, Between Scott Vasatka and
           Enterprises (Filed as exhibit 10.39 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.40     Employment and Non-Interference Agreement, Dated May
           1, 1997, Between Augustus F. Hothorn and National
           Restaurant Enterprises, Inc. (Filed as exhibit 10.40
           to AmeriKing's Form 10-Q for the three quarters ended
           September 29, 1997 and incorporated herein by
           reference)                                                    *
 10.41     Form of Indemnification Agreement by and Among
           AmeriKing and Each of the Signatories to this
           Registration Statement (Filed as exhibit 10.41 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.42     Intentionally Omitted                                         *
 10.43     Intentionally Omitted                                         *
 10.44     Lease Agreement for Westchester, Illinois
           Headquarters (Filed as exhibit 10.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.45     Loan and Security Agreement, Dated November 29, 1995,
           Between AmeriKing Colorado Corporation I and
           Franchise Acceptance Corporation Limited (Filed as
           exhibit 10.45 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.46     Loan and Security Agreement, Dated July 21, 1996,
           Between AmeriKing Tennessee Corporation I and
           Franchise Acceptance Corporation Limited (Filed as
           exhibit 10.46 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.47     Form of Intercreditor Agreement by and Among BKC,
           AmeriKing, and the Trustee as Representative of the
           Holders of Senior Notes Under the Indenture (Attached
           to Exhibit 4.38)                                              *
 10.48     Restated Employment and Non-Interference Agreement
           Between William Osborn and Enterprises (Filed as
           exhibit 10.48 to AmeriKing's Form 10-K for the year
           ended December 30, 1996 and incorporated herein by
           reference)                                                    *
 10.49     Recapitalization Agreement Among AmeriKing and the
           Stockholders Appearing on the Signature Pages Thereto
           (Filed as exhibit 10.49 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)                                          *
 10.50     Memorandum of Understanding Between BKC and the
           Company (Filed as exhibit 10.50 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.51     Amendment to Second Amended and Restated Revolving
           Credit and Loan Agreement, Dated May 14, 1996, by and
           Among AmeriKing, Enterprises, the First National Bank
           of Boston, the Other Lending Institutions Listed on
           Schedule I Thereto and the First National Bank of
           Boston, as Agent (Filed as exhibit 10.51 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)                    *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------

 10.52     Assignment and Acceptance Dated May 14, 1996, by and
           Among AmeriKing, Enterprises, the First National Bank
           of Boston and the Other Lending Institutions, Listed
           Thereto and the First National Bank of Boston, as
           Agent (Filed as exhibit 10.52 to AmeriKing's Form 10-
           K for the year ended December 30, 1996 and
           incorporated herein by reference)                             *
 10.53     Form of Operating Agreement by and Among BKC,
           AmeriKing Enterprises, AmeriKing Colorado Corporation
           I, AmeriKing Illinois Corporation I, AmeriKing
           Tennessee Corporation I, AmeriKing Virginia
           Corporation I and AmeriKing Cincinnati Corporation I
           (Filed as exhibit 10.53 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)                                          *
 10.54     Third Amended and Restated Revolving Credit Agreement
           dated as of June 17, 1997 among National Restaurant
           Enterprises, Inc., AmeriKing Inc. and BankBoston,
           N.A.                                                          *
 11++++    Statement Re: Computation of Earnings Per Share               *
 12++++    Statements Re: Computation of Ratios                          *
 21        Subsidiaries of AmeriKing (Filed as exhibit 10.21 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 23.1      Consent of Mayer, Brown & Platt (Filed as exhibit
           23.1 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *
 23.2      Consent of Deloitte & Touche (Filed as exhibit 23.2
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 24        Power of Attorney                                             *
 25        T-1 For Exchange Debenture Indenture                          *
 26        T-1 For Senior Note Indenture                                 *
 27++++    Financial Data Schedule

--------
*  Previously filed.
++ The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++ Superseding exhibit.