Form 10-Q
period 2000-09-25
AMERIKING INC
filed 2000-11-09
CIK 1014599

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

               For the quarterly period ended September 25, 2000

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of shares outstanding of each of the registrant's classes of common stock as of November 9, 2000 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

    Item 1. Financial Statements.........................................    2

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations...................................................    8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...   12

PART II

    Item 6. Exhibits, and Reports on Form 8-K............................   13

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

Item 1. Financial Statements and Supplementary Data

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       OF AMERIKING, INC. AND SUBSIDIARY

                                                                            Page
                                                                            ----
Consolidated Balance Sheets as of September 25, 2000 and December 27,
 1999.....................................................................    3
Consolidated Statements of Operations for the quarter ended September 25,
 2000 and September 27, 1999, and the three quarters ended September 25,
 2000 and September 27, 1999..............................................    4
Consolidated Statements of Stockholders' Equity (Deficit) for the three quarters ended September 25, 2000 and the fiscal years ended December 27,
 1999 and December 28, 1998...............................................    5
Consolidated Statements of Cash Flows for the three quarters ended
 September 25, 2000 and September 27, 1999................................    6
Notes to Consolidated Financial Statements................................    7

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                      September
                                                       25, 2000    December 27,
                                                     (unaudited)       1999
                                                     ------------  ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents......................... $ 23,841,000  $ 14,754,000
  Accounts receivable...............................    4,310,000     3,810,000
  Inventories.......................................    6,608,000     5,200,000
  Prepaid expenses..................................    2,873,000     1,089,000
  Current portion of deferred income taxes..........    3,407,000        81,000
                                                     ------------  ------------
    Total current assets............................   41,039,000    24,934,000
Property and equipment--net.........................   72,362,000    73,704,000
Goodwill............................................  169,223,000   170,917,000
Deferred income taxes...............................      205,000       205,000
Other assets:
  Deferred financing costs..........................    5,234,000     5,816,000
  Franchise agreements..............................    8,058,000     7,379,000
  Other long-term assets............................      287,000       154,000
                                                     ------------  ------------
    Total other assets..............................   13,579,000    13,349,000
                                                     ------------  ------------
Total............................................... $296,408,000  $283,109,000
                                                     ============  ============
         LIABILITIES, SENIOR PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)
         -----------------------------------
Current liabilities:
  Accounts payable and other accrued expenses....... $ 16,058,000  $ 16,289,000
  Accrued payroll and related expenses..............    7,297,000     8,903,000
  Accrued taxes payable.............................    3,910,000     4,580,000
  Note payable......................................          --        255,000
  Current portion of long-term debt.................      888,000       828,000
                                                     ------------  ------------
    Total current liabilities.......................   28,153,000    30,855,000
Long-term debt--less current portion................  225,552,000   220,251,000
Vendor incentives and other long-term liabilities...   16,809,000     1,028,000
                                                     ------------  ------------
    Total liabilities...............................  270,514,000   252,134,000
Commitments and contingencies
Senior preferred stock..............................   48,856,000    44,418,000
Stockholders' equity (deficit):
  Preferred stock...................................           75            75
  Common stock......................................        9,030         9,030
  Accumulated deficit...............................  (22,971,105)  (13,452,105)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............  (22,962,000)  (13,443,000)
                                                     ------------  ------------
Total............................................... $296,408,000  $283,109,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                Quarter Ended           Three Quarters Ended
                          --------------------------  --------------------------
                           Sept. 25,     Sept. 27,     Sept. 25,     Sept. 27,
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------
Sales:
  Restaurant food sales.  $100,168,000  $ 99,625,000  $289,808,000  $278,846,000
  Non-food sales........     3,664,000     3,444,000     9,607,000     8,282,000
                          ------------  ------------  ------------  ------------
    Total sales.........   103,832,000   103,069,000   299,415,000   287,128,000
Restaurant operating
 expenses:
  Cost of food sales....    28,738,000    29,469,000    84,887,000    83,795,000
  Cost of non-food
   sales................     3,217,000     3,193,000     8,356,000     7,090,000
  Restaurant labor and
   related costs........    27,590,000    26,699,000    79,749,000    75,326,000
  Occupancy.............    10,872,000    10,024,000    31,474,000    29,196,000
  Depreciation and
   amortization of
   goodwill and
   franchise agreements.     5,280,000     4,120,000    13,527,000    11,426,000
  Advertising...........     5,323,000     5,855,000    16,020,000    15,270,000
  Royalties.............     3,506,000     3,487,000    10,144,000     9,760,000
  Other restaurant
   operating expenses...    10,355,000     9,261,000    29,008,000    24,800,000
                          ------------  ------------  ------------  ------------
    Total restaurant
     operating expenses.    94,881,000    92,108,000   273,165,000   256,663,000
General and
 administrative
 expenses...............     4,718,000     4,132,000    13,460,000    12,032,000
Other operating
 expenses:
  Depreciation expense-
   office...............       195,000       280,000       686,000       802,000
  Provision for
   disposition of long-
   lived assets.........     2,602,000           --      2,744,000           --
  Loss on disposal of
   fixed assets.........       218,000         6,000       469,000       220,000
  Management and
   directors' fees......       163,000       162,000       488,000       500,000
                          ------------  ------------  ------------  ------------
    Total other
     operating expenses.     3,178,000       448,000     4,387,000     1,522,000
                          ------------  ------------  ------------  ------------
Operating income........     1,055,000     6,381,000     8,403,000    16,911,000
Other income (expense):
  Interest expense......    (5,612,000)   (5,213,000)  (16,483,000)  (15,187,000)
  Amortization of
   deferred costs.......      (231,000)     (235,000)     (690,000)     (681,000)
  Other income--net ....       269,000        41,000       452,000       254,000
                          ------------  ------------  ------------  ------------
    Total other expense.    (5,574,000)   (5,407,000)  (16,721,000)  (15,614,000)
                          ------------  ------------  ------------  ------------
Income (loss) before
 income tax expense.....    (4,519,000)      974,000    (8,318,000)    1,297,000
Income tax expense
 (benefit)..............    (1,806,000)      390,000    (3,326,000)      519,000
                          ------------  ------------  ------------  ------------
Net income (loss).......    (2,713,000)      584,000    (4,992,000)      778,000
Preferred stock
 dividends (cumulative,
 undeclared)............      (156,000)     (147,000)     (462,000)     (435,000)
Senior preferred stock
 dividends..............    (1,521,000)   (1,350,000)   (4,438,000)   (3,925,000)
Amortization of senior
 preferred stock
 issuance costs.........       (30,000)      (30,000)      (89,000)      (90,000)
                          ------------  ------------  ------------  ------------
Loss available to common
 stockholders...........  $ (4,420,000) $   (943,000) $ (9,981,000) $ (3,672,000)
                          ============  ============  ============  ============
Weighted average number
 of shares outstanding--
 basic and diluted......       902,992       902,992       902,992       902,992
                          ------------  ------------  ------------  ------------
Net loss per common
 share--basic and
 diluted................  $      (4.89) $      (1.04) $     (11.05) $      (4.07)
                          ============  ============  ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

   For the Three Quarters Ended September 25, 2000 and the Fiscal Years Ended
                               December 27, 1999
                             and December 28, 1998
                                  (unaudited)

                                          Additional     Retained
                         Preferred Common   Paid-In      Earnings
                           Stock   Stock    Capital     (Deficit)       Total
                         --------- ------ -----------  ------------  ------------
BALANCE--December 29,
 1997...................    $75    $9,030 $ 3,037,895  $ (8,888,000) $ (5,841,000)
  Dividends on senior
   preferred stock......                   (2,927,895)   (1,750,105)   (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs.......                     (110,000)                   (110,000)
  Net income............                                  1,813,000     1,813,000
                            ---    ------ -----------  ------------  ------------
BALANCE--December 28,
 1998...................     75     9,030         --     (8,825,105)   (8,816,000)
  Dividends on senior
   preferred stock......                                 (5,325,000)   (5,325,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                   (119,000)     (119,000)
  Net income............                                    817,000       817,000
                            ---    ------ -----------  ------------  ------------
BALANCE--December 27,
 1999...................     75     9,030         --    (13,452,105)  (13,443,000)
  Dividends on senior
   preferred stock......                                 (4,438,000)   (4,438,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                    (89,000)      (89,000)
  Net loss..............                                 (4,992,000)   (4,992,000)
                            ---    ------ -----------  ------------  ------------
BALANCE--September 25,
 2000...................    $75    $9,030 $       --   $(22,971,105) $(22,962,000)
                            ===    ====== ===========  ============  ============


                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the Three Quarters Ended September 25, 2000 and September 27, 1999
                                  (unaudited)

                                                    December 28,  December 29,
                                                      1999 to       1998 to
                                                     September     September
                                                      25, 2000      27, 1999
                                                    ------------  ------------
Cash flows from operating activities:
Net income (loss).................................. $ (4,992,000) $    778,000
  Adjustments to reconcile net income (loss) to net
   cash flows from operating activities:
  Depreciation and amortization....................   14,903,000    12,909,000
  Deferred income taxes............................   (3,326,000)          --
  Provision for disposition of long-lived assets...    2,744,000           --
  Loss on disposal of fixed assets.................      469,000       220,000
  Changes in:
    Accounts receivable............................     (500,000)      242,000
    Inventories....................................   (1,408,000)     (690,000)
    Prepaid expenses...............................   (1,922,000)     (355,000)
    Vendor incentives..............................   20,244,000           --
    Accounts payable, accrued and other long-term
     liabilities...................................   (6,970,000)    2,279,000
                                                    ------------  ------------
      Net cash flows from operating activities.....   19,242,000    15,383,000
Cash flows from investing activities:
  Purchase of restaurant franchise agreements,
   equipment and goodwill..........................   (3,689,000)  (46,220,000)
  Cash paid for franchise agreements...............   (1,154,000)     (561,000)
  Cash paid for property and equipment.............  (10,183,000)   (8,470,000)
                                                    ------------  ------------
      Net cash flows used for investing activities.  (15,026,000)  (55,251,000)
Cash flows from financing activities:
  Advances under line of credit....................    5,975,000    45,280,000
  Cash paid for financing costs....................     (235,000)          --
  Payments on short-term debt......................     (255,000)   (2,157,000)
  Payments on long-term debt and capital leases....     (614,000)     (595,000)
                                                    ------------  ------------
      Net cash flows from financing activities.....    4,871,000    42,528,000
                                                    ------------  ------------
Net change in cash and cash equivalents............    9,087,000     2,660,000
Cash and cash equivalents--Beginning of year.......   14,754,000    10,591,000
                                                    ------------  ------------
Cash and cash equivalents--End of quarter.......... $ 23,841,000  $ 13,251,000
                                                    ------------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the three quarters for interest. $ 15,096,000  $ 11,520,000
                                                    ------------  ------------
  Cash paid during the three quarters for income
   taxes........................................... $    411,000  $     85,000
                                                    ------------  ------------
Supplemental disclosure of noncash investing and
 financing activities:
  Senior preferred stock dividends................. $  4,438,000  $  3,925,000
  Amortization of senior preferred stock issuance
   costs...........................................       89,000        90,000
                                                    ------------  ------------
      Total........................................ $  4,527,000  $  4,015,000
                                                    ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  In our opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly our financial position as of September 25, 2000, the results of operations for the quarter and three quarters ended September 25, 2000 and September 27, 1999 and cash flows for the three quarters ended September 25, 2000 and September 27, 1999. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 27, 1999 filed on March 21, 2000.

  The results of operations for the quarter and three quarters ended September 25, 2000 and September 27, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

  Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Vendor Incentives--Incentives received from vendors are amortized over the life of the vendor contract.

  Net Income (Loss) Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the three quarters ended September 25, 2000 and September 27, 1999 due to the antidilutive effect of the stock options and warrants in the respective quarters.

  Reclassifications--Certain information in the consolidated financial statements for the quarter and three quarters ended September 27, 1999 have been reclassified to conform to the current reporting format.

  New Accounting Standards--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective in fiscal year 2001. At September 25, 2000, we had no material derivative instruments or hedging activities.

2. Acquisitions and Impairments

  On March 23, 2000, we purchased 5 restaurants in the Chicago Metropolitan area for approximately $3.6 million including transaction fees and acquisition related expenditures.

  Impairment tests of long-lived assets are made when conditions indicate a possible loss. Such impairment tests are based upon a comparison of undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset value is written down to its discounted cash value, using an appropriate discount rate. The Company incurred impairment losses associated with its long-lived assets for $2.6 million and $0.1 million in the third and second quarters of fiscal 2000, respectively.

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

Quarter ended September 25, 2000 Compared to Quarter ended September 27, 1999

  Restaurant Sales. Total sales increased $0.7 million or 0.7% during the quarter ended September 25, 2000, to $103.8 million, from $103.1 million during the quarter ended September 27, 1999, due primarily to the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively. In addition, we developed 16 and 10 restaurants in 2000 and 1999, respectively. Newly acquired restaurants accounted for $1.4 million of the total increase in sales for the quarter ended September 25, 2000, while new restaurant development accounted for $3.8 million of the increase in sales for the quarter ended September 25, 2000. Offsetting these increases were sales at the comparable restaurants, including only those restaurants owned by us at September 25, 2000, which decreased 4.6% for the quarter.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $2.8 million, or 3.0% during the quarter ended September 25, 2000, to $94.9 million from $92.1 million in the quarter ended September 27, 1999. As a percentage of total sales, restaurant operating expenses increased 2.1%, to 91.5% during the quarter ended September 25, 2000 from 89.4% during the quarter ended September 27, 1999.

  Cost of food sales decreased $0.7 million and decreased 0.9% as a percentage of total sales to 27.7% during the quarter ended September 25, 2000 from 28.6% during the quarter ended September 27, 1999. The decrease in cost of food sales is the result of higher supplier rebates, partially offset by the additional stores that were acquired and developed since the same quarter last year. In addition, menu prices were increased during the latter part of 1999.

  Cost of non-food sales was $3.2 million, or 3.1% of total sales for the quarter ended September 25, 2000 and the quarter ended September 27, 1999. Non-food promotional items are typically designed to drive customer traffic into the restaurants.

  Restaurant labor and related costs increased $0.9 million during the quarter ended September 25, 2000, and increased 0.7% as a percentage of total sales to 26.6% during the quarter ended September 25, 2000 from 25.9% in the quarter ended September 27, 1999. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the effect of lower sales volumes on the fixed component of salaries.

  Depreciation and amortization increased $1.2 million during the quarter ended September 25, 2000, to $5.3 million from $4.1 million in the quarter ended September 27, 1999. As a percentage of total sales, depreciation and amortization expense increased 1.1% to 5.1% in the quarter ended September 25, 2000 from 4.0% in the quarter ended September 27, 1999. The increase is due primarily to the acceleration of depreciation on those assets which are being replaced over the next 15 months in accordance with our leasehold improvement obligations from the funding we received from our soft drink suppliers, as well as the increase in goodwill amortization resulting from the newly acquired restaurants.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $1.4 million during the quarter ended September 25, 2000 and increased 1.2% as a percentage of total sales to 29.0% in the quarter ended September 25, 2000 from 27.8% in the quarter ended September 27, 1999. This increase is primarily due to the inclusion of newly acquired and developed restaurants, additional operating leases related to the new Frozen Coke machines and new Point of Sales devices purchased in 1999, as well as higher repair and maintenance expenses. In addition, we recorded pre-opening costs relative to new restaurant developments in other expense which were $0.3 million for the quarters ended September 25, 2000 and September 27, 1999.

  General and Administrative Expenses. General and administrative expenses increased $0.6 million to $4.7 million during the quarter ended September 25, 2000 and increased 0.5% as a percent of total sales to 4.5% during the quarter ended September 25, 2000 from 4.0% during the quarter ended September 27, 1999. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Other Operating Expenses. Other operating expenses increased $2.7 million to $3.2 million during the quarter ended September 25, 2000 from $0.5 million for the quarter ended September 27, 1999. The increase in other operating expenses is due to the impairment of long-lived assets and goodwill related to fifteen restaurants.

  Other Income (Expense). Other income (expense) increased $0.2 million during the quarter ended September 25, 2000 to $5.6 million from $5.4 million in the quarter ended September 27, 1999. The increase in other income (expense) is due to higher interest expense related to the increased borrowings under the line of credit due to the 2000 and 1999 acquisitions, as well as higher interest rates than experienced during the same time period last year.

  EBITDA. As defined in Item 2, EBITDA decreased $1.4 million to $9.8 million for the quarter ended September 25, 2000 from $11.2 million for the quarter ended September 27, 1999. As a percentage of total sales, EBITDA decreased 1.5%, to 9.4% for the quarter ended September 25, 2000 from 10.9% for the quarter ended September 27, 1999. The decline in EBITDA is the result of the factors discussed above.

Three Quarters ended September 25, 2000 Compared to Three Quarters ended September 27, 1999

  Restaurant Sales. Total sales increased $12.3 million or 4.3% during the three quarters ended September 25, 2000, to $299.4 million, from $287.1 million during the three quarters ended September 27, 1999, due primarily to the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively. In addition, the Company developed 16 and 10 restaurants in 2000 and 1999 respectively. Newly acquired restaurants accounted for $10.1 million of the total increase in restaurant sales, while new restaurant development accounted for $9.0 million of the increase in sales. Offsetting these increases were sales at the comparable restaurants, including only those restaurants owned by the Company at September 25, 2000, which decreased 3.2% for the three quarters ended September 25, 2000.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $16.5 million, or 6.4% during the three quarters ended September 25, 2000, to $273.2 million from $256.7 million during the three quarters ended September 27, 1999. As a percentage of sales, restaurant operating expenses increased 1.8%, to 91.2% during the three quarters ended September 25, 2000 from 89.4% during the three quarters ended September 27, 1999.

  Cost of food sales increased $1.1 million to $84.9 million and decreased 0.8% as a percentage of sales to 28.4% during the three quarters ended September 25, 2000 from 29.2% during the three quarters ended September 27, 1999. The increase in cost of food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year, partially offset by higher supplier rebates. In addition, menu prices were increased during the latter part of 1999.

  Cost of non-food sales increased $1.3 million during the three quarters ended September 25, 2000, and increased 0.3% as a percentage of sales to 2.8% during the three quarters ended September 25, 2000 from 2.5% during the three quarters ended September 27, 1999. The increase in cost of non-food sales is the result of an increase in the number of stores that have been acquired and developed since the same quarter last year. The percentage increase in cost of non-food sales is a direct result of the increase in non-food sales. Non-food promotional items are typically designed to drive customer traffic into the restaurants.

  Restaurant labor and related costs increased $4.4 million to $79.7 million during the three quarters ended September 25, 2000, and increased 0.4% as a percentage of total sales to 26.6% during the three quarters ended September 25, 2000 from 26.2% during the three quarters ended September 27, 1999. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is due to the effect of lower average sales volumes on the fixed component of salaries.

  Depreciation and amortization increased $2.1 million during the three quarters ended September 25, 2000, to $13.5 million from $11.4 million during the three quarters ended September 27, 1999. As a percentage of sales, depreciation and amortization expense increased 0.5% to 4.5% during the three quarters ended September 25, 2000 from 4.0% during the three quarters ended September 27, 1999. The increase is due primarily to the acceleration of depreciation on those assets which are being replaced over the next 15 months in accordance with our leasehold improvement obligations from the funding we received from our soft drink suppliers, as well as the increase in goodwill amortization resulting from the newly acquired restaurants.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $7.6 million to $86.6 million during the three quarters ended September 25, 2000 and increased 1.4% as a percentage of sales to 28.9% during the three quarters ended September 25, 2000 from 27.5% during the three quarters ended September 27, 1999. This increase is primarily due to the inclusion of newly acquired and developed restaurants, additional operating leases related to the new Frozen Coke machines and new Point of Sales devices purchased in 1999, as well as higher repair and maintenance expenses. In addition, we recorded pre-opening costs relative to new restaurant developments in other expense which were $0.6 million and $0.7 million for the three quarters ended September 25, 2000 and September 27, 1999, respectively.

  General and Administrative Expenses. General and administrative expenses increased $1.4 million to $13.5 million during the three quarters ended September 25, 2000 and increased 0.3% as a percent of sales to 4.5% during the three quarters ended September 25, 2000 from 4.2% during the three quarters ended September 27, 1999. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Other Operating Expenses. Other operating expenses increased $2.9 million to $4.4 million during the three quarters ended September 25, 2000 from $1.5 million for the three quarters ended September 27, 1999. The increase in other operating expenses is due to a provision for impairment of long-lived assets and goodwill of $2.7 million for the three quarters ended September 25, 2000, as well as an increase in disposal of fixed assets related to our leasehold improvement obligations with our soft drink suppliers.

  Other Income (Expense). Other income (expense) increased $1.1 million during the three quarters ended September 25, 2000 to $16.7 million from $15.6 million during the three quarters ended September 27, 1999. The increase in other income (expense) is due to higher interest expense related to the increased borrowings under the line of credit due to the 2000 and 1999 acquisitions, as well as higher interest rates than experienced during the same time period last year.

  EBITDA. As defined in Item 2, EBITDA decreased $3.6 million to $26.9 million for the three quarters ended September 25, 2000 from $30.5 million for the three quarters ended September 27, 1999. As a percentage of total sales, EBITDA decreased 1.6%, to 9.0% for the three quarters ended September 25, 2000 from 10.6% for the three quarters ended September 27, 1999. The decline in EBITDA is a result of the factors discussed above.

Liquidity and Capital Resources

  Net cash flows from operating activities increased $3.8 million during the three quarters ended September 25, 2000, to $19.2 million, from $15.4 million during the three quarters ended September 27, 1999. The increase is primarily due to vendor incentives, less general decreases in working capital other than cash, as well as an increase in depreciation and amortization, offset by the net loss. We received two installments of vendor incentives from our soft drink suppliers totaling approximately $20.0 million. Both payments were approximately $10.0 million each, and were received in February 2000 and August 2000. These vendor incentives are being amortized over 10 years. In return for receipt of these monies, we are obligated to make certain leasehold improvements to existing stores. We currently plan to make these improvements over the next two years.

  Capital spending for the three quarters ended September 25, 2000 was $15.0 million of which $3.7 million included transaction fees and related expenditures for the acquisition of 5 restaurants in the Chicago Metropolitan area. The remaining capital expenditures were for the development of 16 new restaurants during the three quarters ended September 25, 2000 and significant investments in new technologies to improve store reporting and company communication capabilities. We incurred impairment losses for long-lived assets related to store performance in the amount of $0.1 million and $2.6 million in the second and third quarters of fiscal 2000, respectively.

  During the three quarters ended September 25, 2000, borrowings of $6.0 million were incurred, which included $3.0 million for the acquisition of 5 restaurants in the Chicago Metropolitan area. The remainder of the borrowings related to new restaurant development, existing restaurants and corporate infrastructure additions. During fiscal 2000, we were in negotiations with prospective investors to invest up to $100 million in preferred stock. The terms requested by some of the proposed investors were not acceptable to the Company and negotiations ceased. Management continues to consider alternatives to its current financing position.

  The Company budgets approximately $400,000 for the development of each of our new restaurants. Anticipated spending is approximately an additional $6.0 to $9.0 million annually for other capital expenditures. The actual amount of our cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

  The Company is structured as a holding company with no independent operations, as our operations are conducted exclusively through our wholly owned subsidiaries. Our only significant assets are the capital stock of our subsidiaries. As a holding company, our cash flow, our ability to meet our debt service requirements and our ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of our subsidiaries and their ability to declare dividends or make other intercompany transfers to us. Under the terms of the indenture pursuant to which the Senior Notes were offered (the "Indenture"), our subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service our obligations, including our obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") we may exchange pursuant to the Indenture. The Indenture restricts, among other things, our and our Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of our assets. In addition, (i) our Amended and Restated Credit Agreement (as defined) with the BankBoston, N.A. and other lenders thereto contains other and more restrictive covenants and prohibits our subsidiaries from declaring dividends or making other intercompany transfers to us in certain circumstances and (ii) agreements reached with BKC contain restrictions with respect to dividend payments and intercompany loans.

  We currently have short-term restrictions on additional borrowings under our line of credit agreement as defined in the Indenture. However, we believe that available cash on hand will be sufficient to cover our working capital, capital expenditures, planned development and debt service requirements for the remainder of fiscal 2000 and fiscal 2001. We are currently in compliance with our debt covenants, however, we may not be in compliance by the end of the fourth quarter if current operating performance continues. We are currently reviewing all areas to improve operating performance and maintain compliance with debt covenants. Such reviews will include a revised assessment of existing and planned new restaurant development, as well as, refined short-term forecasts of operating performance applying current sales trends and management initiatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $121.6 million at September 25, 2000. Of this balance, the BankBoston revolver comprised $118.8 million bearing an interest rate calculated at the lesser of BankBoston's base rate or the Eurodollar rate plus 2.5%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.2 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.6 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $0.6 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

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

                               INDEX TO EXHIBITS

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                             Descriprtion                                                           Page
-------                            ------------                                                         --------
1.1    FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING............................................        *

1.2    FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING............................................        *

2.1++  PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
       BURGER KING CORPORATION (''BKC'') AND NATIONAL RESTAURANT
       ENTERPRISES, INC. (''ENTERPRISES'') (Filed as exhibit 2.1 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference)..............................        *

2.2++  PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
       JARO ENTERPRISES, INC. AND AMERIKING, INC. (FORMERLY KNOWN AS NRE
       HOLDINGS, INC.) (''AMERIKING'') (Filed as exhibit 2.2 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference)..............................        *

2.3++  PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
       JARO RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.3 to AmeriKing's
       Registration Statement (No. 333-04261) and incorporated herein by reference).................        *

2.4++  PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
       TABOR RESTAURANTS ASSOCIATES, INC. AND AMERIKING (Filed as exhibit 2.4 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).....        *

2.5++  PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1, 1994, BETWEEN JB
       RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.5 to AmeriKing's
       Registration Statement (No. 333-04261) and incorporated herein by reference).................        *

2.6++  PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
       CASTLEKING, INC. AND AMERIKING (Filed as exhibit 2.6 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference)..............................        *

2.7++  PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
       OSBURGER, INC. AND AMERIKING (Filed as exhibit 2.7 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference)..............................        *

2.8++  PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
       WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.8 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).....        *

2.9++  PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994, BY AND
       AMONG SHELDON T. FRIEDMAN, BNB LAND VENTURE, INC. AND ENTERPRISES
       (Filed as exhibit 2.9 to AmeriKing's Registration Statement (No. 333-04261) and
       incorporated herein by reference)............................................................        *

2.10++ ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG DMW,
       INC., DANIEL L. WHITE AND AMERIKING COLORADO CORPORATION I (Filed as
       exhibit 2.10 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein
       by reference)................................................................................        *

2.11++ ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG WSG,
       INC., DANIEL L. WHITE, SUSAN J. WAKEMAN, GEORGE ALAIZ, JR. AND
       AMERIKING COLORADO CORPORATION I (Filed as exhibit 2.11 to AmeriKing's
       Registration Statement (No. 333-04261) and incorporated herein by reference).................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                             Descriprtion                                                           Page
-------                            ------------                                                         --------
2.12++  PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG QSC,
        INC., THE SHAREHOLDERS OF QSC, INC. AND AMERIKING TENNESSEE
        CORPORATION I (Filed as exhibit 2.12 to AmeriKing's Registration Statement (No. 333-
        04261) and incorporated herein by reference)................................................

2.13++  PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG RO-
        LANK, INC., THE SHAREHOLDERS OF RO-LANK, INC. AND AMERIKING
        TENNESSEE CORPORATION I (Filed as exhibit 2.13 to AmeriKing's Registration
        Statement (No. 333-04261) and incorporated herein by reference).............................

2.14++  PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995, BY AND
        AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING VIRGINIA
        CORPORATION I (Filed as exhibit 2.14 to AmeriKing's Registration Statement (No. 333-
        04261) and incorporated herein by reference)................................................

2.15++  AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED FEBRUARY
        7, 1996, BY AND AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING
        VIRGINIA CORPORATION I (Filed as exhibit 2.15 to AmeriKing's Registration Statement
        (No. 333-04261) and incorporated herein by reference).......................................

2.16++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN THIRTY-
        FORTY, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit 2.16 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)..................................................................................

2.17++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
        HOUSTON, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit
        2.17 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)..................................................................................

2.18++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN FIFTH &
        RACE, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit 2.18 to
        AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference.....

2.19    ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC., THE
        SHAREHOLDERS OF F&P ENTERPRISES, INC. and NATIONAL RESTAURANT
        ENTERPRISES, INC. (Filed as exhibit 2.19 to AmeriKing's Form 10-Q for the quarter ended
        March 30, 1998 and incorporated herein by reference.........................................

2.20    AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among F&P
        ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and
        NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.20 to AmeriKing's
        Form 10-Q for the quarter ended March 30, 1998 and incorporated herein by reference.........

2.21    ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
        SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
        ENTERPRISES, INC. (Filed as exhibit 2.21 to AmeriKing's Form 10-Q for the quarter ended
        March 30, 1998 and incorporated herein by reference.........................................

2.22    ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
        SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
        ENTERPRISES, INC. (Filed as exhibit 2.22 to AmeriKing's Form 10-Q for the quarter ended
        March 30, 1998 and incorporated herein by reference.........................................

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                             Descriprtion                                                           Page
-------                            ------------                                                         --------
2.23  AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997
      Among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC.
      AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.23 to
      AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by
      reference)..................................................................................        *

2.24  AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC.
      AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.24 to
      AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by
      reference)..................................................................................        *

2.25  AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. AND
      NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.25 to AmeriKing's
      Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference).....        *

2.26  AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. AND
      NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.26 to AmeriKing's
      Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference).....        *

2.27  REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among T&B LEASING,
      THOMAS FICKLING AND WILLIAM PRENTICE (the ''PARTNERS''), AND CASTLE
      PROPERTIES, LLC. (Filed as exhibit 2.27 to AmeriKing's Current Report on Form 8-K filed
      on July 14, 1997 and incorporated herein by reference)......................................        *

2.28  AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated April 8,
      1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
      ''PARTNERS'') AND CASTLE PROPERTIES, LLC. (Filed as exhibit 2.28 to AmeriKing's
      Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference).....        *

2.29  AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
      1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
      ''PARTNERS''),CASTLE PROPERTIES, LLC AND NATIONAL RESTAURANT
      ENTERPRISES, INC. (Filed as exhibit 2.29 to AmeriKing's Current Report on Form 8-K
      filed on July 14, 1997 and incorporated herein by reference)................................        *

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

2.31  REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among W&W
      INVESTMENTS LIMITED PARTNERSHIP, THOMAS FICKLING AND WILLIAM
      PRENTICE (the ''GENERAL PARTNERS''), AND CASTLE PROPERTIES, LLC. (Filed
      as exhibit 2.31 to AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and
      incorporated herein by reference)...........................................................        *

2.32  AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated April 8,
      1997 among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS FICKLING
      AND WILLIAM PRENTICE (the ''PARTNERS'') AND CASTLE PROPERTIES, LLC.
      (Filed as exhibit 2.32 to AmeriKing's Current Report on Form 8-K filed on July 14, 1997
      and incorporated herein by reference).......................................................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                             Descriprtion                                                           Page
-------                            ------------                                                         --------
2.33  AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
      1997 among W&W INVESTMENT LIMITED PARTNERSHIP, THOMAS FICKLING
      AND WILLIAM PRENTICE (the ''GENERAL PARTNERS''), CASTLE PROPERTIES,
      LLC AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.33 to
      AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by
      reference)..................................................................................        *

2.34  STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among THE
      SHAREHOLDERS OF B&J RESTAURANTS, INC., and NATIONAL RESTAURANT
      ENTERPRISES, INC. (Filed as exhibit 2.34 to AmeriKing's Form 10-Q for the quarter ended
      June 30, 1997)..............................................................................        *

3.1   AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF AMERIKING
      (Filed as exhibit 3.1 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

3.2   AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as exhibit 3.2 to
      AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

4.1   STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
      AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
      THERETO (Filed as exhibit 4.1 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

4.2   CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREEMENT, DATED
      NOVEMBER 30, 1994, BY AND AMONG AMERIKING AND THE STOCKHOLDERS
      APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.2 to
      AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

4.3   CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREEMENT, DATED
      FEBRUARY 7, 1996, BY AND AMONG AMERIKING AND THE STOCKHOLDERS
      APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.3 to
      AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

4.4   AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND AMONG
      AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
      THERETO (Filed as exhibit 4.4 to AmeriKing's Form 10-K for the year ended December 30,
      1996 and incorporated herein by reference)..................................................        *

4.5   MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
      AND AMONG AMERIKING, TABOR RESTAURANT ASSOCIATES, INC., JARO
      ENTERPRISES, INC., JARO RESTAURANTS, INC., JB RESTAURANTS, INC.,
      CASTLEKING, INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC.,
      LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL AASEBY, DONALD
      STAHURSKI AND SCOTT VASATKA (Filed as exhibit 4.5 to AmeriKing's Registration
      Statement (No. 333-04261) and incorporated herein by reference).............................        *

4.6   STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
      AMERIKING AND SCOTT VASATKA (Filed as exhibit 4.6 to AmeriKing's Registration
      Statement (No. 333-04261) and incorporated herein by reference).............................        *

4.7   STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
      AMERIKING AND DONALD STAHURSKI (Filed as exhibit 4.7 to AmeriKing's
      Registration Statement (No. 333-04261) and incorporated herein by reference)................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                             Descriprtion                                                           Page
-------                            ------------                                                         --------
4.8   WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING
      AND THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit 4.8 to AmeriKing's
      Registration Statement (No. 333-04261) and incorporated herein by reference)................        *

4.9   COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1, 1994, BETWEEN
      AMERIKING AND BANCBOSTON INVESTMENTS INC. (Filed as exhibit 4.9 to
      AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

4.10  FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
      NOVEMBER 30, 1994 (Filed as exhibit 4.10 to AmeriKing's Registration Statement (No.
      333-04261) and incorporated herein by reference)............................................        *

4.11  SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
      FEBRUARY 7, 1996 (Filed as exhibit 4.11 to AmeriKing's Registration Statement (No. 333-
      04261) and incorporated herein by reference)................................................        *

4.12  AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
      TO JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) IN THE AGGREGATE PRINCIPAL AMOUNT OF$11,000,000
      (Filed as Exhibit 4.12 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

4.13  AMENDED AND RESTATED DEFERRED LIMITED INTEREST GUARANTY, DATED
      FEBRUARY 7, 1996, FROM ENTERPRISES TO JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed as
      exhibit 4.13 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein          *
      by reference)...............................................................................

4.14  AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
      TO JARO ENTERPRISES, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
      $1,224,000 (Filed as exhibit 4.14 to AmeriKing's Registration Statement (No. 333-04261)
      and incorporated herein by reference).......................................................        *

4.15  AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
      TO JARO RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
      $112,000 (Filed as exhibit 4.15 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

4.16  AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
      TO JB RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
      $2,019,000 (Filed as exhibit 4.16 to AmeriKing's Registration Statement (No. 333-04261)
      and incorporated herein by reference).......................................................        *

4.17  AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
      TO CASTLEKING, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $385,769
      (Filed as exhibit 4.17 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

4.18  AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
      TO WHITE-OSBORN RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL
      AMOUNT OF $659,231 (Filed as exhibit 4.18 to AmeriKing's Registration Statement (No.
      333-04261) and incorporated herein by reference)............................................        *

4.19  SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30, 1994, BETWEEN
      AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit 4.19 to
      AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

4.20  COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30, 1994, BETWEEN
      AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit 4.20 to                                *
      AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                             Descriprtion                                                           Page
-------                            ------------                                                         --------
4.21  JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994, FROM AMERIKING
      TO BANCBOSTON INVESTMENTS, INC. IN THE AGGREGATE PRINCIPAL
      AMOUNT OF $600,000 (Filed as exhibit 4.21 to AmeriKing's Registration Statement (No.
      333-04261) and incorporated herein by reference)............................................        *

4.22  SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995, FROM AMERIKING
      TENNESSEE CORPORATION I TO BKC IN THE AGGREGATE PRINCIPAL AMOUNT
      OF $6,920,700 (Filed as exhibit 4.22 to AmeriKing's Registration Statement (No. 333-04261)
      and incorporated herein by reference).......................................................        *

4.23  AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21, 1996, FROM
      AMERIKING TENNESSEE CORPORATION I TO BKC IN THE AGGREGATE
      PRINCIPAL AMOUNT OF $6,093,067 (Filed as exhibit 4.23 to AmeriKing's Registration
      Statement (No. 333-04261) and incorporated herein by reference).............................        *

4.24  GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO AND
      WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to AmeriKing's Registration Statement
      (No. 333-04261) and incorporated herein by reference).......................................        *

4.25  RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE JARO AND
      WILLIAM OSBORN TO BKC (Filed as exhibit 4.25 to AmeriKing's Registration Statement
      (No. 333-04261) and incorporated herein by reference).......................................        *

4.26  PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM AMERIKING
      COLORADO CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION
      LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit
      4.26 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
      reference)..................................................................................        *

4.27  AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14, 1995, FROM
      AMERIKING COLORADO CORPORATION I TO FRANCHISE ACCEPTANCE
      CORPORATION LIMITED (Filed as exhibit 4.27 to AmeriKing's Registration Statement
      (No. 333-04261) and incorporated herein by reference).......................................        *

4.28  COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7, 1996, FROM
      AMERIKING TO PMI MEZZANINE FUND, L.P. (Filed as exhibit 4.28 to AmeriKing's
      Registration Statement (No. 333-04261) and incorporated herein by reference)................        *

4.29  SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996, FROM ENTERPRISES

      TO PMI MEZZANINE FUND, L.P IN THE AGGREGATE PRINCIPAL AMOUNT OF
      $15,000,000. (Filed as exhibit 4.29 to AmeriKing's Registration Statement (No. 333-04261)           *
      and incorporated herein by reference).......................................................

4.30  SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING
      VIRGINIA CORPORATION I AND AMERIKING CINCINNATI CORPORATION I TO
      PMI MEZZANINE FUND, L.P. (Filed as exhibit 4.30 to AmeriKing's Registration Statement
      (No. 333-04261) and incorporated herein by reference).......................................        *

4.31  SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE, DATED
      FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NATIONAL BANK OF
      BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
      THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
      exhibit 4.31 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein
      by reference)...............................................................................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                              Description                                                           Page
-------                             -----------                                                         --------
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

4.35  GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIRGINIA
      CORPORATION I AND AMERIKING CINCINNATI CORPORATION I TO THE FIRST
      NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
      SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
      AGENT (Filed as exhibit 4.35 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

4.36  UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE, DATED
      FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA ACQUISITION CORPORATION
      (Filed as exhibit 4.36 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

4.37  FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WARRANT FROM
      AMERIKING TO PMI MEZZANINE FUND, L.P........................................................        *

4.38  INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO SENIOR
      NOTES (Filed as exhibit 4.38 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

4.39  FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38).............................................        *

4.40  INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO
      EXCHANGE DEBENTURES (Filed as exhibit 4.40 to AmeriKing's Registration Statement
      (No. 333-04261) and incorporated herein by reference).......................................        *

4.41  INTENTIONALLY OMITTED.......................................................................        *

4.42  FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT 4.40)......................................        *

4.43  PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING TENNESSEE
      CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION LIMITED IN THE
      AGGREGATE PRINCIPAL AMOUNT OF $6,100,000 (Filed as exhibit 4.43 to AmeriKing's
      Registration Statement (No. 333-04261) and incorporated herein by reference)................        *

4.44  CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR PREFERRED STOCK
      (Filed as exhibit 4.44 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

4.45  PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING TENNESSEE
      CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION LIMITED IN THE
      AGGREGATE PRINCIPAL AMOUNT OF $900,000 (Filed as exhibit 4.45 to AmeriKing's
      Registration Statement (No. 333-04261) and incorporated herein by reference)................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                              Description                                                           Page
-------                             -----------                                                         --------
4.46  AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND AMONG
      AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI (Filed as exhibit 4.46 to
      AmeriKing's Form 10-K for the year ended December 30, 1996 and incorporated herein by
      reference)..................................................................................        *

4.47  AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT (Filed as
      exhibit 4.47 to AmeriKing's Form 10-K for the year ended December 30, 1996 and
      incorporated herein by reference)...........................................................        *

 9.1  JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
      LAWRENCE JARO, TABOR RESTAURANT ASSOCIATES, INC., JARO
      ENTERPRISES, INC., JARO RESTAURANTS, INC. AND JB RESTAURANTS, INC.
      (Filed as exhibit 9.1 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

 9.2  OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
      WILLIAM OSBORN, CASTLEKING, INC., OSBURGER, INC. AND WHITE-OSBORN,
      INC. (Filed as exhibit 9.2 to AmeriKing's Registration Statement (No. 333-04261) and
      incorporated herein by reference)...........................................................        *

10.1  SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN
      AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING,
      ENTERPRISES, THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING
      INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL
      BANK OF BOSTON, AS AGENT (Filed as exhibit 10.1 to AmeriKing's Registration
      Statement (No. 333-04261) and incorporated herein by reference).............................        *

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

10.6  SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
      AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI
      CORPORATION I AND THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit
      10.6 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
      reference)..................................................................................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                              Description                                                           Page
-------                             -----------                                                         --------
10.7   STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
       ENTERPRISES, AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI
       CORPORATION I AND THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit
       10.7 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
       reference)..................................................................................        *

10.8   AMENDED AND RESTATED PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
       BETWEEN AMERIKING AND JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed as exhibit 10.8 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....

10.9   PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING AND
       JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed as exhibit 10.9 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference).............................        *

10.10  SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
       BKC, JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) AND AMERIKING (Filed as exhibit 10.10 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.11  AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE AGREEMENT,
       DATED FEBRUARY 7, 1996, BETWEEN AMERIKING AND BANCBOSTON
       INVESTMENTS, INC. (Filed as exhibit 10.11 to AmeriKing's Registration Statement (No.
       333-04261) and incorporated herein by reference)............................................        *

10.12  INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
       BKC, AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI
       CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT,
       ENTERPRISES, AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON (Filed
       as exhibit 10.12 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
       herein by reference)........................................................................        *

10.13  STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN
       ENTERPRISES AND BKC (Filed as exhibit 10.13 to AmeriKing's Registration Statement
       (No. 333-04261) and incorporated herein by reference).......................................        *

10.14  RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21, 1996,
       BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.14 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference).............................        *

10.15  STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN
       ENTERPRISES AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
       LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
       NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 10.15 to AmeriKing's
       Registration Statement (No. 333-04261) and incorporated herein by reference)................        *

10.16  NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
       AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND, L.P. (Filed as exhibit 10.16
       to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).        *

10.17  FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT, BY AND
       AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND, L.P....................................        *

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

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                              Description                                                           Page
-------                             -----------                                                         --------
10.19  SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
       AMERIKING VIRGINIA CORPORATION I, AMERIKING TENNESSEE
       CORPORATION I AND FFCA ACQUISITION CORPORATION (Filed as exhibit 10.19 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.20  LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING VIRGINIA
       CORPORATION I, AMERIKING TENNESSEE CORPORATION I AND FFCA
       ACQUISITION CORPORATION (Filed as exhibit 10.20 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference).............................        *

10.21  FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHISEE (Filed as
       exhibit 10.21 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
       herein by reference)........................................................................        *

10.22  SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as exhibit 10.22 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.23  FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed as exhibit 10.23 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
       reference)..................................................................................        *

10.24  SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as exhibit 10.24 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.25  FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGEMENT OF BKC
       FRANCHISE AGREEMENT (Filed as exhibit 10.25 to AmeriKing's Registration Statement
       (No. 333-04261) and incorporated herein by reference).......................................        *

10.26  FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT OF BKC
       LEASE AGREEMENT (Filed as exhibit 10.26 to AmeriKing's Registration Statement (No.
       333-04261) and incorporated herein by reference)............................................        *

10.27  CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
       AMONG AMERIKING, ENTERPRISES AND BKC (Filed as exhibit 10.27 to AmeriKing's
       Registration Statement (No. 333-04261) and incorporated herein by reference)................        *

10.28  CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
       AMONG ENTERPRISES, AMERIKING TENNESSEE CORPORATION I AND BKC
       (Filed as exhibit 10.28 to AmeriKing's Registration Statement (No. 333-04261) and
       incorporated herein by reference)...........................................................        *

10.29  LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND
       BKC (Filed as exhibit 10.29 to AmeriKing's Registration Statement (No. 333-04261) and
       incorporated herein by reference)...........................................................        *

10.30  NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
       AMERIKING VIRGINIA CORPORATION I AND JOSEPH J. NAPARLO (Filed as exhibit
       10.30 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
       reference)..................................................................................        *

10.31  MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
       AMONG TJC MANAGEMENT CORPORATION, AMERIKING AND ENTERPRISES
       (Filed as exhibit 10.31 to AmeriKing's Registration Statement (No. 333-04261) and
       incorporated herein by reference)...........................................................        *

10.32  INTENTIONALLY OMITTED.......................................................................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                              Description                                                           Page
-------                             -----------                                                         --------
10.33  INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
       SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING (Filed as exhibit
       10.33 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
       reference)..................................................................................        *

10.34  AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED FEBRUARY 7,
       1996, BETWEEN ENTERPRISES AND AMERIKING (Filed as exhibit 10.34 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.35  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
       1994, BETWEEN LAWRENCE JARO AND ENTERPRISES (Filed as exhibit 10.35 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.36  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
       1994, BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as exhibit 10.36 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.37  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
       1994, BETWEEN GARY HUBERT AND ENTERPRISES (Filed as exhibit 10.37 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.38  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
       1994, BETWEEN JOEL AASEBY AND ENTERPRISES (Filed as exhibit 10.38 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.39  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
       1994, BETWEEN SCOTT VASATKA AND ENTERPRISES (Filed as exhibit 10.39 to
       AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference)....        *

10.40  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1, 1997,
       BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL RESTAURANT
       ENTERPRISES, INC. (Filed as exhibit 10.40 to AmeriKing's Form 10-Q for the three quarters
       ended September 29, 1997 and incorporated herein by reference)  .                                   *

10.41  FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG AMERIKING AND
       EACH OF THE SIGNATORIES TO THIS REGISTRATION STATEMENT (Filed as exhibit
       10.41 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
       reference)..................................................................................        *

10.42  INTENTIONALLY OMITTED.......................................................................

10.43  INTENTIONALLY OMITTED.......................................................................

10.44  LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS HEADQUARTERS (Filed as
       exhibit 10.44 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
       herein by reference)........................................................................        *

10.45  LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995, BETWEEN
       AMERIKING COLORADO CORPORATION I AND FRANCHISE ACCEPTANCE
       CORPORATION LIMITED (Filed as exhibit 10.45 to AmeriKing's Registration Statement
       (No. 333-04261) and incorporated herein by reference).......................................        *

10.46  LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996, BETWEEN
       AMERIKING TENNESSEE CORPORATION I AND FRANCHISE ACCEPTANCE
       CORPORATION LIMITED (Filed as exhibit 10.46 to AmeriKing's Registration Statement
       (No. 333-04261) and incorporated herein by reference).......................................        *

10.47  FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC, AMERIKING,
       AND THE TRUSTEE AS REPRESENTATIVE OF THE HOLDERS OF SENIOR NOTES
       UNDER THE INDENTURE (ATTACHED TO EXHIBIT 4.38)..............................................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                              Description                                                           Page
-------                             -----------                                                         --------
10.48  RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT BETWEEN
       WILLIAM OSBORN AND ENTERPRISES (Filed as exhibit 10.48 to AmeriKing's Form
       10-K for the year ended December 30, 1996 and incorporated herein by reference).............        *

10.49  RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
       STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO (Filed as
       exhibit 10.49 to AmeriKing's Form 10-K for the year ended December 30, 1996 and
       incorporated herein by reference)...........................................................        *

10.50  MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE COMPANY
       (Filed as exhibit 10.50 to AmeriKing's Registration Statement (No. 333-04261) and
       incorporated herein by reference)...........................................................        *

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

10.53  FORM OF OPERATING AGREEMENT BY AND AMONG BKC, AMERIKING
       ENTERPRISES, AMERIKING COLORADO CORPORATION I, AMERIKING ILLINOIS
       CORPORATION I, AMERIKING TENNESSEE CORPORATION I, AMERIKING
       VIRGINIA CORPORATION I AND AMERIKING CINCINNATI CORPORATION I (Filed
       as exhibit 10.53 to AmeriKing's Form 10-K for the year ended December 30, 1996 and
       incorporated herein by reference)...........................................................        *

10.54  THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of
       June 17, 1997 among NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING
       INC. and BANKBOSTON, N.A....................................................................        *

11++++ STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE.............................................

12++++ STATEMENTS RE: COMPUTATION OF RATIOS........................................................

21     SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference).............................        *

23.1   CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit 23.1 to AmeriKing's
       Registration Statement (No. 333-04261) and incorporated herein by reference)................        *

23.2   CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2 to AmeriKing's Registration
       Statement (No. 333-04261) and incorporated herein by reference).............................        *

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number                              Description                                                           Page
-------                             -----------                                                         --------
24     POWER OF ATTORNEY...........................................................................        *

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