Form 10-K405
period 2000-12-25
AMERIKING INC
filed 2001-03-26
CIK 1014599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   FORM 10-K
                               ----------------
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 25, 2000
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from to
                         Commission File No. 333-04261
                               ----------------
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

               Name of
                 each
               exchange
   Title of       on
   each         which
   class      registered
   --------   ----------

          Securities registered pursuant to Section 12(g) of the Act:

   (Title
   of
   class)
   ------

   (Title
   of
   class)
   ------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]
   The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant: No voting stock is held by non-affiliates.
   The number of shares outstanding of each of the registrant's classes of common stock as of March 17, 2001 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K.

                                                         Part of Form 10-K
                         Document                        Where Incorporated
                         --------                        ------------------
   AmeriKing, Inc. Registration Statement (Reg. No.           Part IV
    333-04261)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I
  Item 1.  Business..............................................................................   1
  Item 2.  Properties............................................................................  10
  Item 3.  Legal Proceedings.....................................................................  10
  Item 4.  Submission of Matters to a Vote of Security Holders...................................  10
PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.............  11
  Item 6.  Selected Financial Data...............................................................  11
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  13
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk............................  18
  Item 8.  Financial Statements and Supplementary Data...........................................  19
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  36
PART III
  Item 10. Directors and Executive Officers of the Registrant....................................  36
  Item 11. Executive Compensation ...............................................................  38
  Item 12. Security Ownership of Certain Beneficial Owners and Management........................  40
  Item 13. Certain Relationships and Related Transactions........................................  41
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  42

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

Item 1. Business

Recent Developments

   In November, 2000, AmeriKing ended discussions with various potential sources of additional capital as the parties were unable to agree upon mutually acceptable terms. Obtaining additional capital was a prerequisite to pursuing future growth through new restaurant development and acquisitions. As a result, the Company is pursuing a strategy that does not include any short-term growth plans. In addition, the Company has restructured its operations to reduce headcount related to these revised growth plans and has written off development costs incurred in anticipation of financing its original growth plans.

   As of December 25, 2000, AmeriKing was not in compliance with certain financial covenants in its Amended and Restated Credit Agreement and Acquisition Credit Agreement (collectively the "Bank Credit Agreements"). AmeriKing has obtained a waiver for the non-compliance effective as of December 25, 2000. AmeriKing believes it will not be in compliance with existing financial covenants during the fiscal year ended December 31, 2001 if there are no changes to the Bank Credit Agreements or if other refinancing efforts are unsuccessful. AmeriKing cannot be certain of obtaining future waivers from its lenders. AmeriKing is working with its lenders and other security holders to bring it into compliance as well as provide future sources of liquidity. The Company is currently considering refinancing alternatives that would potentially reduce existing cash obligations for capital expenditures and debt service. The Company has discussed preliminary financing opportunities with its lending group, Burger King Corporation ("BKC") and its investment advisors.


General

   AmeriKing is the largest independent Burger King franchisee in the United States with 379 restaurants as of December 25, 2000, located primarily in twelve Midwestern and mid-Atlantic states. The Company was formed in 1994 by a group consisting of independent Burger King franchisees, former BKC executives and The Jordan Company. Since inception, the Company has acquired 332 Burger King restaurants, developed 65 new restaurants, sold 10 restaurants, and closed 8 restaurants.

   AmeriKing, Inc. and its wholly owned subsidiary, National Restaurant Enterprises, Inc., which has four subsidiaries, were organized as Delaware corporations and incorporated on August 17, 1994. AmeriKing's principal executive offices are located at 2215 Enterprise Drive, Suite 1502, Westchester, Illinois, 60154. Its telephone number is (708) 947-2150.

Burger King Corporation

   Overview. According to information publicly filed by Diageo PLC, the parent corporation of BKC, BKC is the second largest quick-service hamburger restaurant franchisor in the world, with system-wide restaurant sales of $11.4 billion for its fiscal year ended June 30, 2000. There are 11,161 Burger King restaurants worldwide, of which over 92% are operated by approximately 1,500 independent franchisee groups. As is the case for all Burger King franchisees, the Company is required to comply with BKC guidelines as to menu and operations, restaurant configurations and marketing and promotion.

   Menu and Operations. The Burger King system philosophy is characterized by its "Have It Your Way(R)" service, flame-broiling, generous portions and competitive prices. Each of the Company's restaurants offers a standard menu containing a variety of traditional and innovative food items. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the Whopper(R) sandwich. The Whopper(R) is a large, flame-broiled hamburger on a toasted bun garnished with combinations of lettuce, onions, pickles, tomatoes, ketchup and mayonnaise. At present, the standard menu of all Burger King restaurants consists primarily of hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, breakfast items, french fried potatoes, stuffed jalapeno peppers, mozzarella cheese sticks, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited times.

   The Company's restaurants are typically open seven days per week with minimum operating hours from 7:00 AM to 11:00 PM. Burger King restaurants are of distinctive design and are generally located in high-traffic areas throughout the United States. The Company believes that convenience of location, speed of service, quality of food and price/value of food served are the primary competitive advantages of Burger King restaurants. The Company believes that it will continue to realize significant benefits from its affiliation with BKC as a result of the widespread recognition of the Burger King brand, the historical success of the Whopper(R), the anticipated effectiveness of BKC's new advertising agency and their planned national marketing programs, as well as the overall management of the Burger King system, including product development, quality assurance and strategic planning.

   The Company participates in a variety of Burger King programs designed to increase restaurant revenues and profitability. In 2000, BKC implemented several promotions aimed at children including Chicken Run(R), Pokemon(R) and RugRats(R). In addition, BKC introduced several new menu items including Jalapeno Poppers(R) and the Chicken Tenders Sandwich.

   Restaurant Configurations. The Company's restaurants consist of one of several building types with various layouts, seating capacities and engineering specifications. BKC's traditional restaurant contains approximately 2,500 square feet, seats 86 customers and offers interior design flexibility. BKC also features alternative restaurant formats ranging in size from 500 to 4,000 square feet and seating capacities ranging up to over 100 customers. BKC has developed a number of standard and non-traditional restaurant formats that enable maximum seating capacities from available square footage in such facilities as airports, hospitals, college campuses, gas stations and retail shopping centers. Substantially all of the Company's restaurants are traditional free-standing restaurants with seating capacities of at least 50 and which contain drive-thru windows. According to BKC, approximately 53% of all restaurant sales in the Burger King system are generated from drive-thru windows. AmeriKing's experience for percentage of drive-thru sales is slightly higher than the system average.

   National Marketing and Promotion. The Burger King brand has been in existence for over 45 years. BKC currently has an annual advertising and promotional budget of over $400 million to heighten brand awareness. BKC's advertising campaigns are generally carried on television, radio and in mass circulation print media (national and regional newspapers and magazines). BKC franchisees are typically required to contribute 4.0% of monthly gross sales from restaurant operations to a BKC advertising fund. These contributions are generally utilized by BKC for its advertising and promotional programs and public relations activities. BKC has also entered into selective partnership arrangements to help promote its products. In addition, the Company supplements BKC's current annual advertising budget and promotional activities through local marketing initiatives. These initiatives are typically funded through an additional investment of approximately 1.0% of net sales. Each Area of Dominant Influence ("ADI") in the Burger King system (made up of Burger King owned stores and franchisees) oversees the investment spending in each ADI. Additional investment spending is subject to approval by participants in the ADI.

Company Operations

   Management Structure. All executive management, finance, human resources, marketing and operations support functions are conducted centrally at the Company's Westchester, Illinois headquarters. In each of its eleven regions (Chicago, Virginia, Colorado, Texas, Tennessee, Cincinnati, Charlotte, Raleigh, Milwaukee, Northern Wisconsin and Springfield, IL), the Company has a regional managing director who is responsible for all of the operations of the Company's restaurants within his/her assigned region. Each of these managing directors must be approved by BKC. Supporting the managing directors and the directors of operations are several district managers who directly supervise six to eight restaurants each. The district managers are responsible for direct oversight of the day-to-day operations of the Company's restaurants. Typically, district managers have previously served as restaurant managers within the Burger King system. A typical Company restaurant is staffed with a full-time manager, one to three assistant managers and full- and part-time hourly employees.

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

   BKC franchise agreements generally are renewable for an additional term based upon the form of franchise agreement applicable at that time, provided that the franchisee: (i) pays a successor franchise fee equal to the franchise fee applicable at that time, (ii) has demonstrated an ability to operate the business consistent with the standards set forth in the franchise agreement,
(iii) agrees to make capital improvements to the subject restaurant to bring the restaurant up to BKC's image standards applicable at that time and (iv) is not then currently in default with respect to any other obligations to BKC, including pursuant to other franchise agreements. The Company, through its district managers, closely supervises the operation of all of its restaurants to ensure that operating policies are followed and that the requirements of the franchise agreements are met. The amount of capital expenditures that may be required to bring a restaurant up to BKC's current standards at any given time varies widely depending upon the magnitude of the required changes and the degree to which the franchisee has made interim changes to the restaurant. Within five years of December 25, 2000, 76 of the Company's current 379 franchise agreements with BKC, which contributed $75.3 million in restaurant food sales in fiscal 2000, are scheduled to expire.

   Upon obtaining long-term capital, the Company intends to expand its operations of Burger King restaurants through both new restaurant development and acquisitions. Pursuant to current BKC policies and procedures applicable to the Company, BKC's approval is required for the development of new Burger King restaurants by the Company and the acquisition of Burger King restaurants by the Company from other Burger King franchisees. BKC's consent to such renewals, acquisitions or development may be withheld at BKC's sole discretion.

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

Obligations to Burger King Corporation

   Previously, BKC franchise agreements provided for a one-time franchise fee of $40,000, a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. Beginning July 1, 2000 and running through June 30, 2003, any newly developed restaurant or newly successored restaurant became subject to a $50,000 one-time franchise fee and a 4.0% royalty fee for a period of ten years. At that time, the royalty fee will be increased to 4.5% for the remainder of the franchise term. Beginning July 1, 2003, any newly developed restaurant or newly successored restaurant will be subject to a $50,000 one-time franchise fee and a 4.5% royalty fee for the full franchise term. The monthly advertising contribution is expected to remain at 4.0%. During fiscal 2000, the Company paid BKC an aggregate of $13.4 million in royalty fees and $15.4 million in advertising contributions.

   BKC is the lessor on approximately 32.7% of the Company's currently leased properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. The Company guarantees all of the obligations of its subsidiary franchisees under these leases. Under certain lease agreements with BKC affiliates, the Company's subsidiary franchisees made rent payments aggregating $13.4 million during fiscal 2000. In connection with the execution of the lease agreements, the Company guaranteed the payment and performance obligations of each of its subsidiary franchisees. In addition, the Company has agreed to guarantee the payment and performance obligations under each of the franchise agreements between BKC and its subsidiary franchisees.

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

Advertising and Promotion

   The Company supplements BKC's current annual advertising budget and promotional activities by contributing approximately 1.0% of its net sales to local advertising and promotions, including purchasing additional television, radio and print advertising and running promotional programs that support national programs with local tie-ins to other consumer brands. These local tie-ins have included cross promotions with the various professional sports teams and athletes, Nickelodeon, NASCAR, and several colleges and universities, among others. Other promotional programs include coupons and price discounts, which are tailored by the Company to appeal to its customer base depending on demographics and other factors, thereby creating flexible and directed marketing programs. For fiscal 2000, the Company spent approximately $6.8 million on supplemental local advertising and promotions, and plans to continue its local advertising and promotional programs at comparable levels in the future.

Supplies and Distribution

   The Company is a member of a national purchasing cooperative created by and for the Burger King system known as Restaurant Services, Inc. ("RSI"). RSI is an independent, member-owned, non-profit cooperative that provides services on behalf of and for the benefit of, Burger King restaurant operators. RSI negotiates the lowest cost for the Burger King system while improving quality, enhancing competitiveness and ensuring the best possible value. RSI has the sole and exclusive responsibility for negotiating purchasing arrangements for the

Burger King system with respect to certain paper goods, restaurant supplies, food and drink products, certain equipment and many other items mutually agreed to by Burger King franchisees for use in the Burger King system. The Company uses its purchasing power to negotiate directly with certain other vendors, as well as each of its distributors, to obtain favorable pricing and terms for the distribution of its products. Currently, the Company's primary distributors of foodstuffs and supplies are Alliant Food Service, Inc., King Provision Corporation, Meadow Brook Meat Company, Inc., Performance Food Group of Texas, Inc., Reinhart Food Service, Inc. and Shamrock Foods Company.

   The Company's former distributor, AmeriServe Food Distribution, Inc. ("AmeriServe"), filed for protection under Chapter 11 of the U.S. bankruptcy code on January 31, 2000. Although the Chapter 11 filing resulted in minimal service disruptions to Company owned restaurants, the Company decided to change distributors to ensure that uninterrupted service would continue. The final phase out of AmeriServe was complete by June 30, 2000.

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

   The Company believes that reliable alternative sources for virtually all restaurant supplies are readily available at competitive prices should the arrangements with existing suppliers or distributors change.

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

Business Strategy

   The Company's long-term business strategy is to continue to increase revenues, restaurant contribution and earnings before interest, taxes, depreciation and amortization. The Company's strategy is based on the following elements:

 Short Term Strategy

   For fiscal 2001 and possibly early fiscal 2002, AmeriKing intends to focus on integrating the acquisitions and new restaurants developed of the past few years and establish its business systems to better serve its future growth plans. The Company is also focusing on improving its operational performance, returning to compliance with its credit agreements, as well as refinancing its long-term obligations to better position AmeriKing for future growth. This operational focus includes efforts to improve current processes, implement new information system improvements and develop key benchmarks to better align operational and staff management on AmeriKing's new business objectives.

   In addition to our focus on operational improvements, AmeriKing has discussed preliminary opportunities with its lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure. In addition, the Company is in discussions with BKC to potentially defer capital obligations should its available cash not be sufficient to meet these obligations.

 Long Term Strategy

   In the event that AmeriKing is successful at improving operations, returning to compliance under its credit agreements and refinancing its long-term obligations, AmeriKing intends to resume its long-term strategy of growth through the following:

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

   To date, the Company has developed 65 new restaurants. Prior to developing a new restaurant, the Company's senior management conducts an extensive site selection process with significant input from BKC's development field personnel, including an analysis of projected development costs and anticipated profitability on a per location basis. The Company's primary resource is its internal development department, comprised of professionals with extensive site selection and development experience.

   Pursue Strategic Acquisitions of Burger King Restaurants. The Company intends to selectively pursue strategic acquisitions in the highly fragmented, growing Burger King system. Since 1994, the Company has successfully completed 332 restaurant acquisitions for an aggregate purchase price of approximately $258.9 million. The Company evaluates each prospective acquisition using a set of stringent criteria, including the potential for future fill-in acquisitions and new restaurant development in targeted markets and the overall attractiveness of market demographics. The Company seeks to enter new geographic markets through acquisitions that provide the critical mass necessary to realize operating efficiencies. Of the Company's 28 franchisee acquisitions through December 25, 2000, 10 have been large, regional operations, each consisting of more than ten restaurants. AmeriKing seeks to augment new market acquisitions with fill-in acquisitions, which enable the Company to: (i) achieve greater restaurant penetration within existing markets; (ii) capitalize on its significant operating leverage; and (iii) increase operating margins and profitability. The Company continually engages in discussions with Burger King franchisees, including with respect to the potential acquisition of the business or assets of such franchisees.

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

   The Company's fill-in acquisitions typically involve smaller, local operations in areas in, or contiguous to, the Company's existing operations. An example of a typical fill-in acquisition is the Company's acquisition in March 2000 of 5 additional restaurants in Chicago. An example of a larger fill-in acquisition is the Company's acquisition in December 1998 of 13 additional restaurants in the Cincinnati market.

   The table below summarizes the Company's total number of acquisitions by year, representing 332 restaurants, since its inception.

                                            Number of
                                           Restaurants
             Acquisition Year               Acquired
             ----------------              -----------
               1994.......................     121
               1995.......................      18
               1996.......................      36
               1997.......................      63
               1998.......................      30
               1999.......................      59
               2000.......................       5

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

   McDonald's operates more restaurants than the Company in all of the Company's current markets and is the Company's largest competitor. According to publicly available information, as of December 31, 2000, the McDonald's system was comprised of more than 28,000 restaurants world wide, which generated total system-wide sales in excess of $40.0 billion. The Company believes that product quality and taste, name recognition, convenience of location, speed of service, menu variety, price, and ambiance are the most important competitive factors in the quick-service restaurant industry and that its Burger King restaurants effectively compete in each category.

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

Employees

   As of December 25, 2000, the Company employed 1,290 full-time salaried employees and approximately 11,552 full-time and part-time hourly employees. Of the Company's full-time salaried employees, 75 are involved in overseeing restaurant operations, 1,106 are involved in the management of individual restaurants, and the remainder are responsible for corporate administration and restaurant support. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are good.

Item 2. Properties

   The Company currently operates all but one of its restaurants on locations where it leases either the entire facility or just the land. BKC is the lessor on approximately 32.7% of such properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. Most of the Company's leases are coterminous with the related franchise agreements and require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Generally, the terms of the leases require lease payments equal to the greater of a fixed minimum annual rent or an annual percentage rent based on gross sales.

   The Company leases approximately 37,900 square feet of office space for its headquarters in Westchester, Illinois. Of this space, over 21,000 square feet is currently being occupied. The remaining space was intended for future expansion in connection with the planned recapitalization of the Company. The Company is currently negotiating the early termination of the unoccupied space. The term of the present lease expires on April 30, 2003. The Company believes that its existing occupied office space provides sufficient space to support its current expected needs over the remainder of the lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the security holders of the Company during the fiscal year ended December 25, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established trading market for the Company's common equity.

Item 6. Selected Financial Data

   The following table sets forth certain historical financial and operating data for the Company. The data presented for the Company for the 1996, 1997, 1998, 1999 and 2000 fiscal years are derived from the Company's audited financial statements. The Selected Consolidated Financial Information should be read in conjunction with (i) Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8--the audited Consolidated Financial Statements of the Company and the notes thereto.

                                               The Company
                               ------------------------------------------------
                                Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
                                 1996      1997    1998(5)   1999(5)     2000
                               --------  --------  --------  --------  --------
                                 (Dollars in thousands, except per share
                                                 amounts)
Statement of Operations Data:
Restaurant sales.............  $203,753  $234,546  $307,488  $395,901  $397,651
Restaurant operating
 expenses:
  Cost of sales..............    66,071    76,119    95,920   125,412   125,194
  Restaurant labor and
   related costs.............    50,874    60,278    78,326   103,173   105,992
  Depreciation and
   amortization..............     7,386     8,760    11,568    15,818    16,983
  Occupancy and other
   restaurant operating
   expense...................    55,836    65,951    83,825   108,481   119,128
  Restructuring expense......       --        --        --        --      4,323
                               --------  --------  --------  --------  --------
    Total restaurant
     operating expenses......   180,167   211,108   269,639   352,884   371,620
General and administrative
 expenses....................     7,370     9,497    13,886    16,836    18,544
Other operating expenses (1).     3,679     2,292     3,063     3,006    11,591
                               --------  --------  --------  --------  --------
Operating income (loss)......    12,537    11,649    20,900    23,175    (4,104)
Other expense:
  Interest expense, net......   (11,983)  (13,320)  (16,024)  (20,165)  (21,064)
  Other expense, net.........    (5,052)     (728)   (1,119)     (858)   (1,021)
                               --------  --------  --------  --------  --------
    Total other expense......   (17,035)  (14,048)  (17,143)  (21,023)  (22,085)
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary item and
 provision (benefit) for
 income taxes................    (4,498)   (2,399)    3,757     2,152   (26,189)
Provision (benefit) for
 income taxes................    (1,556)     (365)    1,944     1,335    (7,237)
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary item..........    (2,942)   (2,034)    1,813       817   (18,952)
Extraordinary item--loss from
 early extinguishment of
 Debt........................    (5,055)      --        --        --        --
                               --------  --------  --------  --------  --------
Net income (loss)............  $ (7,997) $ (2,034) $  1,813  $    817  $(18,952)
                               ========  ========  ========  ========  ========
Preferred stock dividends
 (2).........................     $ 450  $    450  $    558  $    585  $    621
Senior preferred stock
 dividends (2)...............       303     4,112     4,678     5,325     6,026
Amortization of senior
 preferred stock issuance
 costs.......................        10       129       110       119       119
                               --------  --------  --------  --------  --------
Loss available to common
 stockholders................  $ (8,760) $ (6,725) $ (3,533) $ (5,212) $(25,718)
                               ========  ========  ========  ========  ========
  Weighted average number of
   common shares outstanding
   (in thousands)--basic.....       866       900       903       903       903
  Weighted average number of
   common shares outstanding
   (in thousands)--diluted...       866       900       903       903       903
Net loss per common share--
 basic.......................  $ (10.12) $  (7.47) $  (3.91) $  (5.77) $ (28.48)
                               ========  ========  ========  ========  ========
Net loss per common share--
 diluted.....................  $ (10.12) $  (7.47) $  (3.91) $  (5.77) $ (28.48)
                               ========  ========  ========  ========  ========

                                              The Company
                                ---------------------------------------------
                                Fiscal   Fiscal    Fiscal   Fiscal    Fiscal
                                 1996     1997     1998(5)  1999(5)    2000
                                -------  -------   -------  -------   -------
                                (Dollars in thousands, except per share
                                               amounts)
Other Data:
EBITDA (3)..................... $23,602  $23,232   $36,168  $42,736   $29,537
                                =======  =======   =======  =======   =======
Capital expenditures:
  Existing restaurants......... $ 2,424  $ 3,913   $ 1,368  $ 5,044   $ 5,181
  New restaurant development...   3,219    6,066     7,900    5,752     6,692
  Other........................   2,655    2,528       548    1,932     1,037
                                -------  -------   -------  -------   -------
    Total capital expenditures. $ 8,298  $12,507   $ 9,816  $12,728   $12,910
                                =======  =======   =======  =======   =======
Selected Operating Data:
Ratio of earnings to fixed
 charges (4)...................                        1.2x     1.1x
Ratio of earnings to fixed
 charges and preferred stock
 dividends (4).................                        1.2x     1.1x
Restaurants open at end of
 period........................     184      242       286      355       379
Comparable restaurant sales
 percentage....................     2.0%    (1.0)%     4.5%    (3.3)%    (5.8)%

                                                              The Company
                                                       -------------------------
                                                       December 27, December 25,
                                                           1999         2000
                                                       ------------ ------------
                                                        (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents.............................   $ 14,754     $ 21,174
Total assets..........................................    283,109      286,566
Total debt and capitalized leases.....................    221,079      226,298
Senior Preferred Stock................................     44,418       50,444
Total stockholders' deficit...........................    (13,443)     (38,540)

--------
(1) Other operating expenses include depreciation expense of office equipment, a write-down of long-lived assets, gain/loss on disposal of equipment and management and directors' fees.
(2) As of December 25, 2000, the Company has declared no dividends on its Class A1 Preferred Stock, Class A2 Preferred Stock or Class B Preferred Stock (collectively the "Preferred Stock"). During fiscal 2000, the Company declared stock dividends of 241,033 shares of its 13% Senior Exchangeable Preferred Stock, due 2008 (the "Senior Preferred Stock"). In addition, the Company has declared no cash dividends on its Common Stock.
(3) EBITDA (as defined) represents operating income plus depreciation and amortization of goodwill and franchise agreements, pre-opening costs, restructuring expenses and other operating expenses. EBITDA is included because the Cash Flow Coverage Ratio (each as defined in the Indenture and the Exchange Debenture Indenture) is calculated on a similar basis. See the Consolidated Statements of Operations of the Company and the related notes to the Consolidated Financial Statements thereto included herein.
(4) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. For fiscal 2000, 1997 and 1996, earnings were insufficient to cover fixed charges by approximately $26.2 million, $2.4 million and $4.5 million, respectively. For fiscal 2000, 1997 and 1996, earnings were insufficient to cover fixed charges and preferred stock dividends by approximately $26.2 million, $2.4 million and $4.5 million, respectively.
(5) Certain information in the consolidated financial statements for fiscal 1999 and prior has been reclassified to conform with the current reporting format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has nine), as well as sales of promotional products at the Company's restaurants. Historically, merchandise sales have contributed less than 3.8% to restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near the Company's costs.

   EBITDA represents operating income plus depreciation and amortization of goodwill and franchise agreements, pre-opening costs, restructuring expenses and other operating expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

   The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

   The discussion below of the Company's operating performance for fiscal years 2000, 1999 and 1998 should be read in conjunction with Item 6--Selected Financial Data contained herein.

Fiscal 2000 Compared to Fiscal 1999

   Restaurant Sales. Total sales increased $1.8 million or 0.5% during fiscal 2000 to $397.7 million from $395.9 million during fiscal 1999, due primarily to the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively. In addition, the Company developed 20 and 10 restaurants in 2000 and 1999, respectively. Newly acquired restaurants accounted for $9.4 million of the total increase in restaurant sales, while new restaurant development accounted for $12.6 million of the increase in sales. Sales at the 355 comparable restaurants owned by the Company at the end of fiscal 1999 decreased 5.8% primarily due to a decrease in customer traffic as BKC's national marketing program did not generate incremental traffic versus that of the prior year. Additionally, customer traffic was negatively affected by severe winter storms during the fourth quarter in the Midwest.

   Restaurant Operating Expenses. Total restaurant operating expenses increased $18.7 million, or 5.3% during fiscal 2000, to $371.6 million from $352.9 million during during fiscal 1999. As a percentage of sales, restaurant operating expenses increased 4.4%, to 93.5% during fiscal 2000 from 89.1% during fiscal 1999.

   Cost of sales decreased $0.2 million during fiscal 2000, and decreased as a percent of sales to 31.5% in fiscal 2000 compared to 31.7% in 1999. Cost of food sales decreased $1.2 million during fiscal 2000, and decreased 0.4% as a percentage of sales to 28.1% during fiscal 2000 from 28.5% during fiscal 1999. The decrease in cost of food sales is the result of higher supplier rebates, partially offset by the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively, as well as, the 20 and 10 restaurants that were developed by the Company in 2000 and 1999, respectively. Cost of non-food sales increased $0.9 million during fiscal 2000, and increased 0.2% as a percentage of sales to 3.4% during fiscal 2000 from 3.2% during fiscal 1999. The change in cost of non-food sales was primarily due to the write off of $1.1 million in promotional inventory that we were unable to sell during fiscal 2000.

   Restaurant labor and related costs increased $2.8 million during fiscal 2000, and increased 0.6% as a percentage of sales to 26.7% during fiscal 2000 from 26.1% during fiscal 1999. The increase in restaurant labor and related costs was primarily due to an increase in the number of stores in 2000 compared to 1999. The percentage increase is the result of lower average store sales volumes negatively impacting the fixed component of salaries and related benefit costs.

   A key benchmark of restaurant operations is the operating margin produced. Operating margin is defined as net sales, less cost of sales and labor. The operating margin for the Company in fiscal years 2000, 1999 and 1998 was $166.5 million, $167.3 million and $133.2 million, respectively. These represent operating margin percentages of 41.9%, 42.3% and 43.3% of total sales, respectively. Excluding the effect of non-food sales and non-food cost of sales which primarily represent items sold at or near cost, the margins improve to 43.3%, 43.3% and 44.2% in fiscal years 2000, 1999 and 1998, respectively. The Company continues to operate efficiently despite same store sales declines of 5.8% in 2000 and 3.3% in 1999.

   Depreciation and amortization increased $1.2 million during fiscal 2000, to $17.0 million from $15.8 million during fiscal 1999. As a percentage of sales, depreciation and amortization expense increased 0.3% to 4.3% during fiscal 2000 from 4.0% during fiscal 1999. The increase was due primarily to the increase in goodwill amortization related to newly acquired restaurants along with the additional depreciation related to the newly developed restaurants.

   Occupancy and other restaurant operating expenses including advertising and royalties increased $10.6 million during fiscal 2000 and increased 2.5% as a percentage of sales to 30.0% during fiscal 2000 from 27.5% during fiscal 1999. Occupancy expense increased $2.3 million during fiscal 2000 and increased 0.5% as a percentage of sales to 10.5% in 2000 from 10.0% in 1999. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants. Other restaurant operating expenses, including advertising and royalties, increased $8.3 million during fiscal 2000 and increased 2.0% as a percentage of sales to 19.5% during fiscal 2000 from 17.5% during fiscal 1999. This increase is primarily due to the inclusion of newly acquired and developed restaurants, additional operating leases related to the new Frozen Coke(R) machines and new Point of Sales devices leased in the latter half of 1999 and early 2000, as well as higher repair and maintenance expenses and higher utility costs attributable to rising natural gas prices. In addition, the Company recorded pre-opening costs relative to new restaurant developments in other expense which was $0.7 million for both 2000 and 1999.

   Restructuring Expenses. Due to the unsuccessful recapitalization efforts of the Company, the Company elected to write-off all future development site expenses, all expenses related to the failed refinancing, the early termination of additional office space intended for expansion, as well as, severance agreements related to layoffs of 16 employees. Restructuring expenses totaled $4.3 million for fiscal 2000.

   General and Administrative Expenses. General and administrative expenses increased $1.7 million during fiscal 2000 and increased 0.4% as a percent of sales to 4.7% during fiscal 2000 from 4.3% during fiscal 1999. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants. Staff increases also relate to intended growth plans which were aborted in November 2000 due to the discontinued refinancing plans.

   Other Operating Expenses. Other operating expenses increased $8.6 million during fiscal 2000 to $11.6 million from $3.0 million in 1999. The increase in other operating expenses is due to a write-down of long-lived assets of $9.4 million, as well as an increase in the disposal of fixed assets, partially offset by lower office related depreciation expense.

   Other Expense. Other expense increased $1.1 million during fiscal 2000 to $22.1 million from $21.0 million in 1999. The increase in other expense is due to higher interest expense related to the increase in the line of credit due to the 2000 and 1999 acquisitions, as well as an increase in interest rates compared to the same time period last year.

   EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $13.2 million or 30.9% to $29.5 million for fiscal 2000 from $42.7 million for fiscal 1999. As a percentage of restaurant sales, EBITDA decreased 3.4%, to 7.4% for fiscal 2000 from 10.8% for fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

   Restaurant Sales. Total sales increased $88.4 million or 28.8% during fiscal 1999 to $395.9 million from $307.5 million during fiscal 1998, due primarily to the inclusion of the 59 and 30 restaurants purchased in 1999 and 1998, respectively. In addition, the Company developed 10 and 17 restaurants in 1999 and 1998, respectively. Newly acquired restaurants accounted for $80.4 million of the total increase in restaurant sales, while new restaurant development accounted for $18.2 million of the increase in sales. Sales at the 345 comparable restaurants owned by the Company at the end of fiscal 1999 decreased 3.3% primarily due to a decrease in customer traffic as BKC's national marketing calendar did not generate incremental traffic versus that of the prior year. Additionally, customer traffic was negatively affected by severe winter storms in the first quarter, as well as, two hurricanes which hit North Carolina and Virginia in the third quarter.

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

   Cost of sales increased $29.5 million during fiscal 1999, and increased as a percent of sales to 31.7% in fiscal 1999 compared to 31.2% in 1998. Cost of food sales increased $24.9 million during fiscal 1999, and decreased 0.1% as a percentage of sales to 28.5% during fiscal 1999 from 28.6% during fiscal 1998. The increase in cost of food sales is the result of the inclusion of the 59 and 30 restaurants purchased in 1999 and 1998, respectively, as well as, the 10 and 17 restaurants that were developed by the Company in 1999 and 1998, respectively. Cost of non-food sales increased $4.7 million during fiscal 1999, and increased 0.6% as a percentage of sales to 3.2% during fiscal 1999 from 2.6% during fiscal 1998. The change in cost of non-food sales is due to increased sales associated with the successful "Wild Wild West" and "Pokemon" promotions and the demands for the promotional items. The percentage increase in cost of non-food sales is a direct result of the increase in non-food sales. Non-food promotional items, typically designed to drive new customers into the restaurants, are sold at or near cost.

   Restaurant labor and related costs increased $24.9 million during fiscal 1999, and increased 0.6% as a percentage of sales to 26.1% during fiscal 1999 from 25.5% during fiscal 1998. The increase in restaurant labor and related costs was primarily due to an increase in the number of stores in 1999 compared to 1998. The percentage increase is the result of lower average store sales volumes negatively impacting the fixed component of salaries and health insurance costs.

   Depreciation and amortization increased $4.2 million during fiscal 1999, to $15.8 million from $11.6 million during fiscal 1998. As a percentage of sales, depreciation and amortization expense increased 0.2% to 4.0% during fiscal 1999 from 3.8% during fiscal 1998. The increase was due primarily to the increase in goodwill amortization related to newly acquired restaurants.

   Occupancy and other restaurant operating expenses increased $24.5 million during fiscal 1999 and increased 0.2% as a percentage of sales to 27.5% during fiscal 1999 from 27.3% during fiscal 1998. Occupancy expense increased $7.9 million during fiscal 1999 but decreased 0.3% as a percentage of sales to 10.0% in 1999 from 10.3% in 1998. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants. Other restaurant operating expenses, including advertising and royalties, increased $16.6 million during fiscal 1999 and increased 0.5% as a percentage of sales to 17.5% during fiscal 1999 from 17.0% during fiscal 1998. The percentage increase is primarily due to an increase in the local marketing investment percentage in certain markets, increased utility costs due to an unseasonably warm fall, and higher repair and maintenance expenses. In addition, the Company recorded pre-opening costs relative to new restaurant developments in other expense which were $0.7 million and $0.6 million for 1999 and 1998, respectively.

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

   Other Operating Expenses. Other operating expenses decreased $0.1 million during fiscal 1999 to $3.0 million from $3.1 million in 1998. The decrease in other operating expenses is due a lower provision for impairment of long-lived assets, partially offset by higher depreciation expense.

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

Liquidity and Capital Resources

   Net cash flows provided by operating activities decreased $2.5 million during the fiscal year ended December 25, 2000, to $19.0 million, from $21.5 million during the fiscal year ended December 27, 1999. The decrease in net cash flow is attributable to reduced net income, general decreases in working capital other than cash, offset by increased depreciation and amortization, an increased provision for disposition of assets and the receipt of vendor incentives. The Company received two installments of vendor incentives from its soft drink suppliers totaling approximately $20.0 million. Both payments were approximately $10.0 million each, and were received in March 2000 and August 2000. These vendor incentives are being amortized over the lesser of 10 years or the remaining franchise life. In return for receipt of these monies, we are obligated to make certain leasehold improvements to existing stores over the next twelve months. Some of these improvements are still subject to design changes which could slightly extend the obligation completion dates. The Company incurred impairment losses for long lived assets related to store performance in the amount of $9.4 million during fiscal 2000.

   Net cash flows used by investing activities for the fiscal year ended were $17.5 million, which included $3.7 million for the acquisition of 5 restaurants in the Chicago Metropolitan area. The remaining capital expenditures were for the development of 20 new restaurants during fiscal 2000 and significant investments in new technologies to improve store reporting and Company communication capabilities.

   During the fiscal year ended December 25, 2000, borrowings of $6.0 million were incurred, which included $3.0 million for the acquisition of 5 restaurants in the Chiacago Metropolitan area. The remainder of the borrowings related to new restaurant development, existing restaurants and corporate infrastructure additions.

   The Company anticipates capital expenditures in fiscal 2001 to be approximately $5.1 million related to maintenance of existing facilities. There are no plans for new restaurant development other than that which was substantially in progress by November 2000. AmeriKing has contractual obligations for restaurants subject to franchise renewal and other commitments for exterior image changes. The capital expenditures for these restaurants is estimated to be $10.4 million. These commitments represent obligations related to renewed franchise agreements in fiscal 2000 and anticipated in fiscal 2001. AmeriKing is also obligated for store improvements related to the receipt of vendor incentives in fiscal 2000. AmeriKing is in the process of completing the approved changes to signage, restaurant grounds and drive-thrus and anticipates these remaining obligations for signage to be approximately $10.0 million. We are working with BKC to seek deferral on these obligations, should it be necessary. The actual amount of the Company's cash requirements for capital expenditures depends on, among other things, the number of new restaurants opened or acquired and the costs associated with such restaurants and the number of franchises subject to renewal and the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

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

   The Company believes that available cash on hand, together with its forecast of increased EBITDA in fiscal 2001 (compared with fiscal 2000) will be sufficient to meet current debt service obligations. The Company has discussed preliminary financing alternatives with its lending group, BKC and its investment advisors. The Company is in discussions with BKC to defer capital obligations should its available cash not be sufficient to meet these obligations. If the Company is unable to fund its capital improvement obligations and does not reach an agreement with BKC on deferment of the timing of these obligations, the Company may be in technical default of its franchise agreements for those affected restaurants.

   Ameriking believes it will not be in compliance during the fiscal year ending December 31, 2001 with existing financial covenants in the Bank Credit Agreements if there are no changes to the Bank Credit Agreements or if other refinancing efforts are unsuccessful. The Company cannot be certain of obtaining future waivers from its lenders. If no future waivers are obtained, the Company will likely remain in technical default and be subject to acceleration for repayment of its long-term debt at any time. The Company is working with its lenders and other security holders to bring the Company into compliance as well as to provide future sources of liquidity.

Income Taxes

   The Company completed fiscal 2000 with a net operating loss carry-forward for tax purposes of approximately $42.4 million. Substantially all of the Company's acquisitions completed to date have been structured as asset purchases. As a result, the Company is able to deduct goodwill amortization expense for income tax purposes over a 15 year period.

New Accounting Pronouncements

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in fiscal year 2001. At December 25, 2000, the Company had no material derivative instruments or hedging activities.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $121.6 million at December 25, 2000. Of this balance, the BankBoston revolver comprised $118.8 million bearing an interest rate calculated at the lesser of BankBoston's base rate or the Eurodollar rate plus 2.50%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.2 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 Franchise Acceptance Corporation ("FAC") Note comprised $1.6 million bearing an interest rate of 2.50% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $2.2 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

     Index To the Consolidated Financial Statements of AmeriKing, Inc. And
                                   Subsidiary

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................   20

Consolidated Balance Sheets as of December 25, 2000 and December 27, 1999.   21

Consolidated Statements of Operations for the fiscal years ended December
 25, 2000, December 27, 1999 and December 28, 1998........................   22

Consolidated Statements of Stockholders' Deficit for the fiscal years
 ended December 25, 2000, December 27, 1999 and December 28, 1998.........   23

Consolidated Statements of Cash Flows for the fiscal years ended December
 25, 2000, December 27, 1999 and December 28, 1998........................   24

Notes to Consolidated Financial Statements................................   25

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AmeriKing, Inc.
Westchester, Illinois

   We have audited the accompanying consolidated balance sheets of AmeriKing, Inc. and subsidiary as of December 25, 2000 and December 27, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three fiscal years in the period ended December 25, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriKing, Inc. and subsidiary as of December 25, 2000 and December 27, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2000 in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements for the year ended December 25, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company experienced losses from operations, had a stockholders' capital deficiency and was not in compliance with certain financial covenants of its long-term debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Deloitte & Touche LLP

Chicago, Illinois
March 23, 2001

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    December 25, 2000 and December 27, 1999

                                                    December 25,  December 27,
                                                        2000          1999
                                                    ------------  ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents........................ $ 21,174,000  $ 14,754,000
  Accounts receivable..............................    3,131,000     3,810,000
  Inventories......................................    5,113,000     5,200,000
  Prepaid expenses.................................    2,853,000     1,089,000
  Current portion of deferred income taxes (Note
   9)..............................................    1,054,000        81,000
                                                    ------------  ------------
    Total current assets...........................   33,325,000    24,934,000
Property and Equipment (Note 4)....................   77,213,000    76,661,000
Goodwill...........................................  156,214,000   167,960,000
Deferred Income Taxes (Note 9).....................    6,599,000       205,000
Other Assets:
  Deferred financing costs.........................    4,859,000     5,816,000
  Franchise agreements.............................    8,068,000     7,379,000
  Other long-term assets...........................      288,000       154,000
                                                    ------------  ------------
    Total other assets.............................   13,215,000    13,349,000
                                                    ------------  ------------
      Total........................................ $286,566,000  $283,109,000
                                                    ============  ============

         LIABILITIES, SENIOR PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and other accrued expenses...... $ 19,183,000  $ 16,289,000
  Accrued payroll and related expenses.............    8,848,000     8,903,000
  Accrued taxes payable............................    3,698,000     4,580,000
  Note payable.....................................          --        255,000
  Current portion of long-term debt (Note 5).......      983,000       828,000
  Debt subject to acceleration (Note 5)............  224,715,000           --
                                                    ------------  ------------
    Total current liabilities......................  257,427,000    30,855,000
                                                    ------------  ------------
Long-Term Debt--Less current (Note 5)..............      600,000   220,251,000
Other Long-Term Liabilities (Note 14)..............   16,635,000     1,028,000
                                                    ------------  ------------
    Total liabilities..............................  274,662,000   252,134,000
                                                    ------------  ------------
Senior Preferred Stock (Note 6)....................   50,444,000    44,418,000
Commitments and Contingencies (Note 14)............
Stockholders' Deficit:
  Preferred stock..................................           75            75
  Common stock.....................................        9,030         9,030
  Accumulated deficit..............................  (38,549,105)  (13,452,105)
                                                    ------------  ------------
    Total stockholders' deficit....................  (38,540,000)  (13,443,000)
                                                    ------------  ------------
      Total........................................ $286,566,000  $283,109,000
                                                    ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Fiscal Years Ended December 25, 2000, December 27, 1999, and December
                                    28, 1998

                                         Fiscal         Fiscal        Fiscal
                                          2000           1999          1998
                                      -------------  ------------  ------------
Sales
  Restaurant food sales.............  $ 383,874,000  $381,013,000  $297,989,000
  Non-food sales....................     13,777,000    14,888,000     9,499,000
                                      -------------  ------------  ------------
    Total sales.....................    397,651,000   395,901,000   307,488,000
Restaurant Operating Expenses:
  Cost of food sales................    111,641,000   112,761,000    87,942,000
  Cost of non-food sales............     13,553,000    12,651,000     7,978,000
  Restaurant labor and related costs
   .................................    105,992,000   103,173,000    78,326,000
  Occupancy ........................     41,731,000    39,414,000    31,538,000
  Depreciation and amortization of
   goodwill and franchise agreements
   .................................     16,983,000    15,818,000    11,568,000
  Advertising.......................     22,110,000    21,028,000    15,858,000
  Royalties.........................     13,438,000    13,341,000    10,463,000
  Other restaurant operating
   expenses.........................     41,849,000    34,698,000    25,966,000
  Restructuring expenses (Note 13)..      4,323,000           --            --
                                      -------------  ------------  ------------
    Total restaurant operating
     expenses.......................    371,620,000   352,884,000   269,639,000
General and Administrative Expenses.     18,544,000    16,836,000    13,886,000
Other Operating Expenses:
  Depreciation expense--office......        854,000     1,138,000       842,000
  Write-down of long-lived assets
   (Note 12)........................      9,438,000       980,000     1,177,000
  Loss on disposal of equipment.....        649,000       225,000       394,000
  Management and directors' fees....        650,000       663,000       650,000
                                      -------------  ------------  ------------
    Total other operating expenses..     11,591,000     3,006,000     3,063,000
                                      -------------  ------------  ------------
Operating Income (Loss).............     (4,104,000)   23,175,000    20,900,000
Other Income (Expense):
  Interest expense--net.............    (21,064,000)  (20,165,000)  (16,024,000)
  Amortization of deferred costs....       (922,000)     (801,000)     (963,000)
  Other expense--net................        (99,000)      (57,000)     (156,000)
                                      -------------  ------------  ------------
    Total other expense.............    (22,085,000)  (21,023,000)  (17,143,000)
                                      -------------  ------------  ------------
Income (Loss) Before Provision
 (Benefit) for Income Taxes.........    (26,189,000)    2,152,000     3,757,000
Provision (Benefit) for Income
 Taxes..............................     (7,237,000)    1,335,000     1,944,000
                                      -------------  ------------  ------------
Net Income (Loss)...................    (18,952,000)      817,000     1,813,000
Preferred Stock Dividends
 (cumulative, undeclared)...........       (621,000)     (585,000)     (558,000)
Senior Preferred Stock Dividends....     (6,026,000)   (5,325,000)   (4,678,000)
Amortization of Senior Preferred
 Stock Issuance Costs...............       (119,000)     (119,000)     (110,000)
                                      -------------  ------------  ------------
Loss Available to Common
 Stockholders.......................  $ (25,718,000) $ (5,212,000) $ (3,533,000)
                                      =============  ============  ============
Weighted Average Number of Common
 Shares Outstanding--Basic and
 Diluted............................        902,992       902,992       902,992
                                      =============  ============  ============
Net (Loss) Per Common Share--Basic
 and Diluted........................  $      (28.48) $      (5.77) $      (3.91)
                                      =============  ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
 For the Fiscal Years Ended December 25, 2000, December 27, 1999, and December
                                    28, 1998

                                          Additional    Retained
                         Preferred Common  Paid-In      Earnings
                           Stock   Stock   Capital     (Deficit)       Total
                         --------- ------ ----------  ------------  ------------
Balance--December 29,
 1997...................    $75    $9,030 $3,037,895  $ (8,888,000) $ (5,841,000)
  Dividends on senior
   preferred stock......                  (2,927,895)   (1,750,105)   (4,678,000)
  Amortization of senior
   preferred stock
   issuance costs.......                    (110,000)                   (110,000)
  Net income............                                 1,813,000     1,813,000
                            ---    ------ ----------  ------------  ------------
Balance--December 28,
 1998...................     75     9,030        --     (8,825,105)   (8,816,000)
  Dividends on senior
   preferred stock......                                (5,325,000)   (5,325,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                  (119,000)     (119,000)
  Net income............                                   817,000       817,000
                            ---    ------ ----------  ------------  ------------
Balance--December 27,
 1999...................     75     9,030        --    (13,452,105)  (13,443,000)
  Dividends on senior
   preferred stock......                                (6,026,000)   (6,026,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                  (119,000)     (119,000)
  Net loss..............                               (18,952,000)  (18,952,000)
                            ---    ------ ----------  ------------  ------------
Balance--December 25,
 2000...................    $75    $9,030 $      --   $(38,549,105) $(38,540,000)
                            ===    ====== ==========  ============  ============



                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Fiscal Years Ended December 25, 2000, December 27, 1999, and December
                                    28, 1998

                                          Fiscal        Fiscal        Fiscal
                                           2000          1999          1998
                                       ------------  ------------  ------------
Cash Flows from Operating Activities:
Net income (loss)....................  $(18,952,000) $    817,000  $  1,813,000
  Adjustments to reconcile net income
   (loss) to net cash flows from
   operating activities:
  Depreciation and amortization......    18,758,000    17,758,000    13,373,000
  Deferred income taxes..............    (7,367,000)    1,285,000     1,893,000
  Write-down of long-lived assets....     9,438,000       980,000     1,177,000
  Loss on disposition of equipment...       649,000       225,000       394,000
  Changes in:
    Accounts receivable..............       679,000    (1,298,000)     (789,000)
    Inventories......................        87,000    (2,654,000)      (76,000)
    Prepaid expenses.................    (1,905,000)     (756,000)    1,127,000
    Accounts payable, accrued
     expenses and other long-term
     liabilities.....................    17,571,000     5,135,000     7,120,000
                                       ------------  ------------  ------------
      Net cash flows provided by
       operating activities..........    18,958,000    21,492,000    26,032,000
Cash Flows from Investing Activities:
  Purchase of restaurant franchise
   agreements, equipment and
   goodwill..........................    (3,689,000)  (46,070,000)  (27,591,000)
  Proceeds from sale of property.....       463,000
  Cash paid for franchise agreements.    (1,351,000)     (619,000)     (440,000)
  Cash paid for property and
   equipment.........................   (12,910,000)  (12,728,000)   (9,816,000)
                                       ------------  ------------  ------------
      Net cash flows used for
       investing activities..........   (17,487,000)  (59,417,000)  (37,847,000)
Cash Flows from Financing Activities:
  Proceeds from short-term debt......                                 2,657,000
  Proceeds from long-term debt.......                                 1,800,000
  Cash paid for financing costs......       (15,000)                   (923,000)
  Advances under line of credit......     5,975,000    45,243,000    15,000,000
  Payments on line of credit.........                                (3,000,000)
  Payments on short-term debt........      (255,000)   (2,402,000)
  Payments on long-term debt.........      (756,000)     (753,000)     (586,000)
  Payments on capital leases.........           --            --        (74,000)
                                       ------------  ------------  ------------
      Net cash flows provided by
       financing activities..........     4,949,000    42,088,000    14,874,000
Net Change in Cash and Cash
 Equivalents.........................     6,420,000     4,163,000     3,059,000
Cash and Cash Equivalents--Beginning
 of year.............................    14,754,000    10,591,000     7,532,000
                                       ------------  ------------  ------------
Cash and Cash Equivalents--End of
 year................................  $ 21,174,000  $ 14,754,000  $ 10,591,000
                                       ============  ============  ============
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year for
   interest..........................  $ 22,643,000  $ 19,352,000  $ 16,125,000
                                       ============  ============  ============
  Cash paid during the year for
   income taxes......................  $    497,000  $    100,000  $     90,000
                                       ============  ============  ============
Supplemental Disclosure of Noncash
 Investing and Financing Activities:
Senior preferred stock dividends.....  $  6,026,000  $  5,325,000  $  4,678,000
Amortization of senior preferred
 stock issuance costs................       119,000       119,000       110,000
                                       ------------  ------------  ------------
      Total..........................  $  6,145,000  $  5,444,000  $  4,788,000
                                       ============  ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fiscal Years Ended December 25, 2000, December 27, 1999, and December
                                   28, 1998

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

   During fiscal 2000, the Company acquired 5 Burger King restaurants in Illinois (the "2000 Acquisitions") for $3.7 million in cash, excluding transaction fees and expenses. In addition, the Company developed 20 Burger King restaurants in Illinois, Kentucky, Virginia, North Carolina, Colorado, Ohio and Michigan.

   The Company is the largest independent Burger King franchisee in the United States, operating 379 Burger King restaurants as of December 25, 2000. Management of the Company considers it to have one reportable segment, the operation of franchised restaurants in the United States, and assesses performance on a single segment basis.

2. Basis of Presentation and Summary of Significant Accounting Policies

   Fiscal Year--The Company has a 52/53-week fiscal year that ends on the last Monday of the calendar year. The 2000, 1999 and 1998 fiscal years ended December 25, 2000, December 27, 1999 and December 28, 1998, respectively, included 364 days of operating activity.

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

   Property and Equipment--Property and equipment are stated at either purchased cost or allocated acquisition cost. Normal repairs and maintenance costs are charged to expense as incurred. Depreciation is being recorded using the straight-line method over the following estimated useful lives:

            Restaurant equipment and
             furnishings...................  5-15 years
            Office furniture and equipment.  5-9 years
            Buildings......................  40 years
            Leasehold improvement..........  Life of lease

   Franchise Agreements--The franchise agreements with Burger King Corporation ("BKC") require the Company to pay a franchise fee for each new restaurant developed and for the renewal of franchises that have expired. Franchisee fees are capitalized and amortized using the straight-line method over the terms of the related franchise agreements. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Accumulated amortization as of December 25, 2000 and December 27, 1999 was approximately $2,887,000 and $2,229,000, respectively.

   Goodwill--Goodwill represents the excess of cost over fair value of net assets acquired in connection with the Company's acquisitions. Goodwill is amortized over 35 years using the straight-line method. Accumulated amortization of goodwill as of December 25, 2000 and December 27, 1999 was approximately $22,701,000 and $17,300,000, respectively.

   Accounting for the Impairment of Long-Lived Assets--The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of each restaurant over the remaining life in measuring whether the assets are recoverable. During fiscal years 2000, 1999 and 1998, the Company wrote down approximately $9.4 million, $1.0 million and $1.2 million of long-lived assets, respectively. These write downs consisted primarily of goodwill recorded as part of the acquired restaurant. The remaining write down consisted of land, restaurant equipment, signage and other related store assets.

   Deferred Costs--Costs incurred by the Company in obtaining its financing for its acquisitions are being amortized on a straight-line basis over the term of the related financing. Accumulated amortization as of December 25, 2000 and December 27, 1999 was approximately $3,594,000 and $2,620,000, respectively, for deferred financing costs.

   Vendor Incentives--Vendor incentives are amortized over the lesser of the life of the vendor contract or the remaining franchise life.

   Reclassifications--Certain information in the consolidated financial statements for fiscal 1999 and 1998 have been reclassified to conform to the current reporting format.

   New Statements of Financial Accounting Standards--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement will require the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. This Statement will be effective for the Company in fiscal year 2001. At December 25, 2000, the Company had no material derivative instruments or hedging activities.

3. Business Condition

   At December 25, 2000, the Company was not in compliance with certain financial covenants of its Revolving Credit Facility and Acquisition Credit Facility (collectively the Credit Facilities, see Note 5). The Company has obtained a waiver from its banks of such non-compliance effective as of December 25, 2000; therefore, no existing debt is currently subject to acceleration. However, the Company projects it will not be in compliance with these current financial covenants throughout fiscal 2001, and the Company cannot be certain of obtaining future waivers from its lenders. Therefore, the Company has classified the long-term portion of its Credit Facilities and Senior Notes as currently payable (collectively Affected Debt)--subject to acceleration.

   In response to the above, the Company is working with its lending institutions to amend certain covenants or other necessary actions to bring the Company into future compliance with its Credit Facilities. In addition, the Company is considering financing alternatives that would reduce existing cash obligations for capital expenditures and debt service. The Company has discussed preliminary financing opportunities with its lending group, BKC and other investment advisors.

   The Company's fiscal 2001 plan contemplates improved operating performance and does not include significant capital improvements other than those obligated under its existing franchise agreements, vendor incentive agreement, and the completion of the development of stores substantially in progress at December 25, 2000. The Company has no planned acquisitions, nor does it have any cash commitments related to previous acquisitions. The Company believes that available cash on hand, together with its forecast of increased operating cash flow in fiscal 2001 (compared with fiscal 2000) will be sufficient to meet current debt service obligations. The Company is in discussions with BKC to defer capital obligations should its available cash not be sufficient to meet these obligations. If the Company is unable to fund its capital improvement obligations and does not reach an agreement with BKC on deferment of the timing of these obligations, the Company may be in technical default of its franchise agreements for those affected restaurants.

4. Property and Equipment

   Property and equipment consist of the following:

                                                   December 25, December 27,
                                                       2000         1999
                                                   ------------ ------------
      Restaurant equipment and furnishings........ $ 86,185,000 $ 78,243,000
      Office furniture and equipment..............    5,828,000    5,412,000
      Leasehold improvements......................   20,983,000   16,257,000
      New restaurant development..................    1,522,000    4,325,000
      Buildings...................................    4,143,000    3,403,000
                                                   ------------ ------------
          Total...................................  118,661,000  107,640,000
      Less accumulated depreciation...............   41,448,000   30,979,000
                                                   ------------ ------------ ---
          Property and equipment--net............. $ 77,213,000 $ 76,661,000
                                                   ============ ============

5. Long-Term Debt

   Debt consists of the following:

                                                      December 25, December 27,
                                                          2000         1999
                                                      ------------ ------------
      Senior Notes, 10.75%, due 2006................  $100,000,000 $100,000,000
      Revolving Credit Facility, at a variable
       interest rate, 9.21% at December 25, 2000,
       due 2002.....................................    74,608,000   71,608,000
      Acquisition Credit Facility, at a variable
       interest rate, 9.29% at December 25, 2000,
       due 2002.....................................    44,218,000   41,243,000
      Franchise Acceptance Corporation Limited Note,
       9.86%, due 2006..............................     4,162,000    4,643,000
      Franchise Acceptance Corporation Limited Note,
       at a variable interest rate, 8.71% at
       December 25, 2000, due 2008..................     1,557,000    1,674,000
      Franchise Acceptance Corporation Limited Note,
       at a variable interest rate, 8.96% at
       December 25, 2000, due 2005..................     1,153,000    1,311,000
      Junior Subordinated Notes, 6.00%, due 2005....       600,000      600,000
                                                      ------------ ------------
                                                       226,298,000  221,079,000
      Current portion of long-term debt.............       983,000      828,000
      Debt subject to acceleration..................   224,715,000          --
                                                      ------------ ------------
                                                      $    600,000 $220,251,000
                                                      ============ ============

   On July 21, 1995, the Company issued a $6.9 million note to BKC (the "BKC Note"). On July 18, 1996, the BKC Note was replaced with a $6.1 million note issued to Franchise Acceptance Corporation Limited ("FAC") (the "1996 FAC Note"). The 1996 FAC Note bears interest at a rate of 9.86% per annum, has mandatory principal payments and matures July 2006. In connection with the 1996 FAC Note, FAC committed to lend the Company $900,000 under a separate credit facility (the "FAC Credit Facility") for capital expenditures. Borrowings under the FAC Credit Facility bear interest at a variable rate with principle payments due monthly. No amounts were outstanding under the FAC Credit Facility at December 25, 2000.

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

             Year                           Percentage
             ----                           ----------
             2001..........................  106.500%
             2002..........................  104.333
             2003..........................  102.167
             2004 and thereafter...........  100.000

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

   The Senior Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of December 25, 2000, the Company had short-term restrictions on additional borrowings as defined by such covenants.

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

   At December 25, 2000 and December 27, 1999, the Senior Notes had a fair value of 38.0% and 92.5%, respectively, of their carrying value based on quoted market prices. The carrying value of the Revolver, the Acquisition Credit Agreement of 1998 and the 1995 FAC Note approximates the fair value as the interest rates on these notes are variable and are adjusted, at a minimum, quarterly. At December 25, 2000 and December 27, 1999, the 1996 FAC Note had a fair value of 103.2% and 107.8%, respectively, and the Junior Subordinated Notes had a fair value of 38.0% and 88.0%, respectively, of their carrying values. The fair value of the 1996 FAC Note was calculated using borrowing rates available to the Company under the Revolver at December 25, 2000 and December 27, 1999. The Junior Subordinated Notes were calculated on the same basis as the Senior Notes.

   Aggregate maturities of the Company's long-term debt as of December 25, 2000 are as follows:

             2001............................ $    983,000
             2002............................  119,828,000
             2003............................    1,101,000
             2004............................    1,143,000
             2005............................    2,000,000
             Thereafter......................  101,243,000
                                              ------------
                 Total....................... $226,298,000
                                              ============

   Of the above stated amount, $224.7 million is subject to acceleration if the Company does not obtain future waivers for its anticipated non-compliance under the Bank Credit Agreements during fiscal 2001. In March 2001, the Company received a waiver for violation of covenants at December 25, 2000. Effective at the same time of this waiver, the Company no longer has the ability to borrow applying Eurodollar rates.

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

   During fiscal 2000, the Company declared stock dividends of 241,033 shares of its 13% Senior Preferred Stock, aggregating $6,026,000 compared to 212,933 shares, aggregating $5,325,000 in fiscal 1999. As of December 25, 2000, the Company has accrued senior preferred stock dividends of approximately $433,000 or 17,337 shares that will be distributed on March 1, 2001. The total number of Senior Preferred Stock shares issued and outstanding at December 25, 2000 and December 27, 1999 was 2,017,744 and 1,776,710, respectively. The Senior Preferred Stock has no voting rights.

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

             Year                           Percentage
             ----                           ----------
             2001..........................  106.500%
             2002..........................  104.333%
             2003..........................  102.167%
             2004 and thereafter...........  100.000%

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

   At December 25, 2000 and December 27, 1999, the Senior Preferred Stock had a fair value of approximately $2.0 million and $30.2 million, respectively, based on recent trading activity.

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

Rent expense amounted to:

                                             Fiscal      Fiscal      Fiscal
                                              2000        1999        1998
                                           ----------- ----------- -----------
      Minimum rentals under operating
       leases............................. $36,450,000 $32,190,000 $24,222,000
      Contingent rentals..................   3,259,000   3,694,000   3,714,000
                                           ----------- ----------- -----------
          Total........................... $39,709,000 $35,884,000 $27,936,000
                                           =========== =========== ===========

   Future minimum lease payments under noncancelable operating leases are as follows:

             Fiscal Year                     Amount
             -----------                  ------------
             2001........................ $ 33,069,000
             2002........................   32,124,000
             2003........................   31,286,000
             2004........................   30,374,000
             2005........................   28,873,000
             Thereafter..................  231,280,000
                                          ------------
                 Total................... $387,006,000
                                          ============

8. Capital Stock

   At December 25, 2000 and December 27, 1999, the Company's authorized capital stock was as follows:

                                                             Number
                                                Number of   of Shares   Voting
                                      Par Value   Shares   Issued and   Rights
                                      Per Share Authorized Outstanding Per Share
                                      --------- ---------- ----------- ---------
      Common Stock...................   $0.01   4,000,000    902,992        1
      Non-Voting Common Stock........    0.01     300,000          0        0
                                                ---------    -------
          Total common stock.........           4,300,000    902,992
                                                =========    =======
      Class A1 Preferred Stock.......    0.01       4,425      4,425        0
      Class A2 Preferred Stock.......    0.01       1,200      1,200        0
      Class B Preferred Stock........    0.01       1,875      1,875        0
                                                ---------    -------
          Total preferred stock......               7,500      7,500
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

   During 1994, the Company granted stock options to purchase 9,702 shares of Common Stock at $.12 per share. The options were fully exercised in fiscal 1997. The Company has not issued any additional stock options or warrants as of December 25, 2000.

9. Income Taxes

   The provision (benefit) for income taxes was comprised of the following:

                                                             Fiscal     Fiscal
                                              Fiscal 2000     1999       1998
                                              -----------  ---------- ----------
      Federal:
        Current.............................  $   (35,000) $   50,000
        Deferred............................   (5,580,000)  1,027,000 $1,490,000
      State:
        Current.............................      166,000                 51,000
        Deferred............................   (1,788,000)    258,000    403,000
                                              -----------  ---------- ----------
          Net provision (benefit) for income
           taxes............................  $(7,237,000) $1,335,000 $1,944,000
                                              ===========  ========== ==========

   The difference between the recorded income tax provision (benefit) and the "expected" tax provision (benefit) based on the statutory federal income tax rate is as follows:

                                                            Fiscal     Fiscal
                                             Fiscal 2000     1999       1998
                                             -----------  ---------- ----------
      Computed federal income tax provision
       (benefit) at statutory rate.........  $(8,940,000) $  767,000 $1,277,000
      State income taxes (net of federal
       income tax effect)..................   (1,299,000)    170,000    300,000
      Non-deductible expenses..............       72,000      69,000    117,000
      Goodwill amortization................      330,000     329,000    250,000
      Change in valuation allowance........    2,600,000         --         --
                                             -----------  ---------- ----------
          Net provision (benefit) for
           income taxes....................  $(7,237,000) $1,335,000 $1,944,000
                                             ===========  ========== ==========

   As of December 25, 2000, the Company had a net operating loss carry-forward for income tax purposes of approximately $42.4 million to offset against future taxable income. The unused portion of the net operating loss will begin to expire in 2009.

   Total deferred tax liabilities and deferred tax assets as of December 25, 2000 and December 27, 1999, and the sources of the differences between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the effects of each, are as follows:

                                                         Fiscal 2000  Fiscal 1999
                                                         -----------  -----------
      Deferred tax liabilities:
        Depreciation/Amortization....................... $20,779,000  $18,357,000
        Purchase accounting adjustments.................     745,000      875,000
        Other...........................................     296,000      295,000
                                                         -----------  -----------
                                                          21,820,000   19,527,000
      Deferred tax assets:
        Operating loss carry-forwards...................  17,270,000   15,765,000
        Fixed asset reserves............................   5,880,000    2,197,000
        Other...........................................     636,000    1,851,000
        Vendor incentive................................   8,288,000          --
                                                         -----------  -----------
                                                          32,074,000   19,813,000
                                                         -----------  -----------
        Net deferred tax assets.........................  10,254,000      286,000
      Valuation allowance on net deferred tax asset.....  (2,600,000)         --
                                                         -----------  -----------
          Net deferred tax assets....................... $ 7,654,000  $   286,000
                                                         ===========  ===========

   The Company has recorded a valuation allowance against deferred tax assets as deemed necessary to reduce deferred tax assets to amounts that are more likely than not to be realized.

10. Employee Benefit Plans

   During fiscal 1996, the Company offered all of its employees the option to participate in a 401(k) plan (the "Plan"), upon fulfillment of certain requirements. The Company has the option, but not the obligation, to match contributions made by its employees under the Plan. In addition, the Company provides disability insurance to certain key executives. The insurance covers all salary payments to the executives during the period of disability. For fiscal 2000, 1999 and 1998, the Company contributed approximately $126,000, $80,000 and $75,000, respectively, to the Plan.

11. Related Parties

   During fiscal 2000, the Company entered into an agreement to provide management and administrative services to an affiliated company that is owned by certain common shareholders of the Company, as well as other third parties. The Company received approximately $70,000 for such services in fiscal 2000.

   The Company has entered into a management consulting agreement (the "TJC Consulting Agreement") with an affiliate of The Jordan Company. Under the terms of the TJC Consulting Agreement, as amended, the Company was required to pay the affiliate an annual management fee equal to the higher of: (i) $600,000 or (ii) 2.5% of the Company's cash flow, as determined in the TJC Consulting Agreement. During fiscal 2000, 1999 and 1998, the Company recorded expenses of $600,000 under the amended TJC Consulting Agreement.

   In connection with the 1999 and 1998 acquisitions, the Company paid an affiliate of The Jordan Company investment banking fees of $671,000 and $579,000, respectively.

12. Write-down of Long-Lived Assets

   In fiscal 2000, 1999 and 1998, the Company recorded a charge of approximately $9.4 million, $1.0 million and $1.2 million, respectively, for the write-down of long-lived assets. The fiscal 2000 charge reflects the write-down to estimated fair value of 27 Company-owned restaurants due to a decrease in the actual and projected cash flows of these restaurants. The fiscal 1999 charge reflects the write-down to estimated fair value of three Company-owned restaurants due to a decrease in the cash flow of these restaurants. The 1998 charge reflects the write-down to estimated fair value of two Company-owned restaurants due to a decrease in the cash flow of these restaurants.

13. Restructuring

   In November 2000 the Company restructured its development and field marketing functions as well as re-evaluated its restaurant development plans to reduce costs associated with previous plans to rapidly grow upon anticipated refinancing in fiscal 2000.

   As a result, the Company terminated 16 employees for a total cost of $711,000. This represents salary continuation plus benefits and outplacement services. The Company is also in the process of exiting excess leased space unused or to be closed as a result of the cancellation of existing growth plans. This represents an estimate of $576,000 to terminate such lease agreements. The Company determined that $3,036,000 in capitalized costs associated with certain development plans and certain software costs associated with discontinued upgrades to existing restaurant systems as well as refinancing costs associated with planned acquisitions should be written off. The Company plans to pay the employee termination benefits and settle the early termination of lease agreements by the end of fiscal 2001. The restructuring liability is included as a component of accounts payable and other accrued expenses.

Restructuring charges for the fiscal year ended December 25, 2000 were as follows:

                                 Employee   Write-down of
                                Termination  Capitalized
                                 Benefits       Costs      Other      Total
                                ----------- ------------- -------- -----------
Total restructuring charges....  $711,000    $ 3,036,000  $576,000 $ 4,323,000
Write-down of assets to net
 realizable value..............       --      (3,036,000)      --   (3,036,000)
Cash payments..................  (127,000)           --        --     (127,000)
                                 --------    -----------  -------- -----------
Restructuring liability as of
 December 25, 2000.............  $584,000    $       --   $576,000 $ 1,160,000
                                 ========    ===========  ======== ===========

14. Commitments and Contingencies

   In connection with the acquisition and development of Burger King restaurants, the Company is obligated to enter into franchise agreements with BKC. The franchise agreements set forth the terms under which the Company is to operate its Burger King restaurants and obligates the Company to pay monthly royalty and advertising fees equal to 3.5% and 4.0%, respectively, of restaurant sales.

   Beginning July 1, 2000 and running through June 30, 2003, any newly developed restaurant or newly successored restaurant became subject to a $50,000 one-time franchise fee and a 4.0% royalty fee for a period of ten years. At that time, the royalty fee will be increased to 4.5% for the remainder of the franchise term. Beginning July 1, 2003, any newly developed restaurant or newly successored restaurant will be subject to a $50,000 one-time franchise fee and a 4.5% royalty fee for the full franchise term. The monthly advertising contribution is expected to remain at 4.0%.

   During 2000, the Company chose to defer the capital obligations associated with franchise agreements for 16 restaurants that were due for renewal in anticipation of pending re-imaging standards from BKC for the majority of restaurants of the Company. The approximate cost to satisfy all obligations under these franchise renewals is $6.2 million. The Company is in discussions with BKC to defer capital obligations should its available cash not be sufficient to meet its capital obligation needs. If the Company is unable to fund its capital improvement obligations and does not reach an agreement with BKC on deferment of the timing of these obligations, the Company may be in technical default of its franchise agreements for those affected restaurants.

   In fiscal 2000, the Company received approximately $20 million in vendor incentives from its major soft-drink distributors. This rebate requires the Company to purchase the distributors' products for a period of approximately 10 years. As a further condition of this agreement, the Company is obligated to make certain capital improvements to its qualifying restaurants. The Company is also obligated to spend an additional $10.0 million to change signage and improve drive-thrus at most restaurants as required under the soft drink vendor incentive arrangement. The Company is required to complete spruce up changes by June 30, 2001. The Company is in compliance with this requirement. The Company began the process of such transformation in fiscal 2000 and has over 300 restaurants remaining. The Company is working to complete as many external improvements as possible by December 31, 2001; however, if the Company is not successful, it will be in default of the Franchise Commitment for the Soft Drink Trust for each restaurant it does not complete the exterior improvements. The Company is forecasting that it will complete its external improvements by December 31, 2001.

   Under the terms of the franchise agreement, the Company is obligated to make certain leasehold improvements to its restaurants every ten years. The Company had two restaurants that fell into this category in 2000 that were also deferred. The approximate cost to satisfy these obligations is $0.3 million.

   During 2001, the Company has nine restaurants up for franchise renewals. These commitments total approximately $2.6 million. The Company also has 11 restaurants with the ten-year leasehold improvement obligation coming due in fiscal 2001. These obligations total approximately $1.4 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in accountants during fiscal 2000 or 1999, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The following sets forth the names and ages of the Company's directors and executive officers and the positions they currently hold:

         Name     Age                   Position with Company
         ----     ---                   ---------------------
      Lawrence
       E. Jaro    57  Managing Owner, Chairman and Chief Executive Officer

      Augustus
       F.
       Hothorn    48  President, Chief Operating Officer and Director

      Joel D.
       Aaseby     42  Chief Financial Officer, Corporate Secretary and Director

      Stewart G.
       Baily      43  Executive Vice President--Restaurant Operations

      Susan
       Dammann    57  Executive Vice President--Human Resources

      Hernando
       Manrique   44  Vice President--Chief Information Officer

      James C.
       Hoar       41  Vice President--General Counsel

      A. Richard
       Caputo,
       Jr.        35  Vice President and Director

      Thomas H.
       Quinn      53  Director

      John W.
       Jordan,
       II         52  Director

      David W.
       Zalaznick  46  Director

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

   Mr. Hothorn has served as the Company's Executive Vice President-- Development since May 1997, and currently serves as President, Chief Operating Officer and Director. Mr. Hothorn has over 19 years of Burger King/Grand Metropolitan PLC experience. Prior to joining the Company, Mr. Hothorn was Managing Director, Europe, Middle East, Africa (EMA) with Burger King Corporation. From January 1991 through August 1994, Mr. Hothorn served as Senior Vice President Franchising and Real Estate for Pearle Vision (a Grand Met subsidiary). Prior to that, Mr. Hothorn held a variety of positions with BKC including Vice President of Asset Management, Vice President of Corporate Real Estate, Director of Development--San Francisco Region, Real Estate Manager, and Site Development Engineer.

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

   Ms. Dammann has served as the Company's Executive Vice President--Human Resources since June 2000. Prior to joining the Company, Ms. Dammann was a consultant for BC Resources, as well as owner of her own recruiting firm. Prior to that, Ms. Dammann held various positions including Director of Operations and Director of Human Resources in the manufacturing industry.

   Mr. Manrique has served as the Company's Chief Informatin officer since March 1999. Prior to joining the Company, Mr. Manrique was Chief Information officer for PLAN International where he was employed for 11 years. Mr. Manrique's expertise is in the plan, design and implementation of information systems and technology from the strategic level to the information technology level.

   Mr. Hoar has served as the Company's Vice President--General Counsel since June 1998. Mr. Hoar has over 11 years of experience with the Burger King system in various legal positions including 8 years working directly for BKC. Prior to joining the Company, Mr. Hoar was Vice President of Development-- Legal for Boston Chicken, Inc.

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

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                ---------------------------------
   Name and Principal    Fiscal                    Other Annual    All Other
        Position          Year   Salary  Bonus(1) Compensation(2) Compensation
   ------------------    ------ -------- -------- --------------- ------------
Lawrence E. Jaro........  2000  $400,000 $    --
 Managing Owner and       1999   264,000  436,000
 Chief Executive Officer  1998   259,000   75,000

Augustus F. Hothorn.....  2000  $240,000 $ 11,000                   $(91,000)(3)
 Chief Operating
  Officer,                1999   210,000  109,000                   $201,000 (3)
 President and Director   1998   207,000    8,000                   $171,000 (3)

Joel D. Aaseby..........  2000  $179,000 $  8,000
 Chief Financial
  Officer, Corporate      1999   168,000  127,000
 Secretary and Director   1998   165,000    8,000

Stewart G. Baily........  2000  $202,000 $ 20,000
 Vice President--         1999   169,000  138,000
 Chicago Operations       1998   139,000   18,000

James C. Hoar(4)........  2000  $191,000 $  8,000
 Vice President--         1999   184,000   48,000
 General Counsel          1998    86,000      --

--------
(1) The Company provides bonus compensation based on an individual's achievement of certain specified objectives, including achieving the Company's stated EBITDA target. Employees are eligible to receive from 10% to 60% of their annual compensation as a bonus or an amount set forth by the Company's Board of Directors.
(2) No executive named in the table above received any Other Annual Compensation in an amount in excess of either $50,000 or 10% of salary and bonus reported for him in the two preceding columns.
(3) Represents amount of deferred compensation payable to Mr. Hothorn for long term incentives pursuant to his employment agreement.
(4) 1998 represents a partial year of employment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The table below sets forth as of December 25, 2000, certain information regarding beneficial ownership of Common Stock held by: (i) each director and each of the Named Executives who own shares of the Company's equity securities, (ii) all directors and executive officers of the Company as a group, and (iii) each person known by the Company to own beneficially more than 5% of the Company's Common Stock. Each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except where otherwise noted.

                                                                    Shares
                                                                 Beneficially
                                                                   Owned(1)
                                                              ------------------
                                                              Number  Percentage
                                                              ------- ----------
      Executive Officers and Directors:
        Lawrence E. Jaro(2).................................. 196,051    21.9%

        Joel D. Aaseby.......................................   9,703     1.1

        Thomas H. Quinn(3)...................................  29,096     3.3

        John W. Jordan, II(4)................................  38,285     4.3

        A. Richard Caputo, Jr.(5)............................  12,609     1.4

        David W. Zalaznick(6)................................  38,285     4.3

        All executive officers and directors as a group
         (6 persons)(7)...................................... 324,029    35.9

      Other Principal Stockholders:

        William C. Osborn(8).................................  81,105     9.1%

        Gary W. Hubert.......................................  29,101     3.3

        Scott E. Vasatka.....................................   4,851     0.5

        JZ Equity Partners PLC ("JZEP")(9)................... 246,302    27.6

        Leucadia Investors, Inc.(10).........................  61,575     6.9

        BankBoston Investments Inc. ("BankBoston")(11).......  96,998     9.8

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

Item 13. Certain Relationships and Related Transactions

   The Jordan Company. On September 1, 1994, the Company entered into the TJC Consulting Agreement with an affiliate of The Jordan Company. The TJC Consulting Agreement was subsequently amended on February 7, 1996. Under the TJC Consulting Agreement, the Company retained an affiliate of The Jordan Company to render consulting services to it regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders, and the operation and expansion of their business. The TJC Consulting Agreement expires on September 1, 2004, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The TJC Consulting Agreement provides for an annual consulting fee payable on a quarterly basis not to exceed $600,000 (as determined in the TJC Consulting Agreement). In addition, the TJC Consulting Agreement provides for payment to the affiliate of The Jordan Company of: (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries and (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of TJC. During fiscal 2000, 1999 and 1998, the Company paid consulting fees to the affiliate of The Jordan Company of approximately $600,000 pursuant to the terms of the TJC Consulting Agreement. In connection with the 1999 acquisitions by the Company of an aggregate of 56 Burger King restaurant franchises, the Company paid to the affiliate of The Jordan Company an investment banking fee of $671,250. In connection with the 1998 Acquisition Credit Agreement, the Company incurred a $578,500 refinancing fee for The Jordan Company. The Company believes that the terms of the TJC Consulting

Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Messrs. Jordan, Zalaznick and Caputo are partners of The Jordan Company.

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

   Members of the Board of Directors. Pursuant to the provisions of BKC's franchise agreements, Messrs. Jaro, Osborn and Hubert, as managing owners and owners, have guaranteed the obligations of the Company and its subsidiaries under certain franchise agreement and certain lease agreement in which BKC is the lessor.

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

  1. TJC Consulting Agreement

  2. Jaro Employment Agreement

  3. Aaseby Employment Agreement

  4. Hothorn Employment Agreement

                              REPORTS ON FORM 8-K

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois, on March 26, 2001.

                                          AmeriKing, Inc.

                                                             *
                                          By: _________________________________
                                                     Lawrence E. Jaro
                                               Managing Owner, Chairman and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended registration statement has been signed by the following persons in the capacities indicated on the 26th day of March, 2001.

                 Signature                                     Title
                 ---------                                     -----


                    *                       Managing Owner, Chairman and Chief
___________________________________________  Executive Officer (Principal Executive
             Lawrence E. Jaro                Officer)

                    *                       Director, President and Chief Operating
___________________________________________  Officer
           Augustus F. Hothorn

                    *                       Director, Chief Financial Officer and
___________________________________________  Corporate Secretary (Principal Financial
              Joel D. Aaseby                 and Accounting Officer)

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


     /s/ A. Richard Caputo, Jr.
By: _______________________________
         As Attorney-in-Fact

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

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  2.12++   PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND
           AMERIKING TENNESSEE CORPORATION I (Filed as exhibit
           2.12 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)              *
  2.13++   PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
           AMONG RO- LANK, INC., THE SHAREHOLDERS OF RO-LANK,
           INC. AND AMERIKING TENNESSEE CORPORATION I (Filed as
           exhibit 2.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
  2.14++   PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995,
           BY AND AMONG C&N DINING, INC. AND AFFILIATES AND
           AMERIKING VIRGINIA CORPORATION I (Filed as exhibit
           2.14 to AmeriKing's Registration Statement (No.
           333-04261) and incorporated herein by reference)              *
  2.15++   AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
           FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND
           AFFILIATES AND AMERIKING VIRGINIA CORPORATION I
           (Filed as exhibit 2.15 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
  2.16++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN THIRTY- FORTY, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.16 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
  2.17++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN HOUSTON, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.17 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
  2.18++   ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
           BETWEEN FIFTH & RACE, INC. AND AMERIKING CINCINNATI
           CORPORATION I (Filed as exhibit 2.18 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference                              *
  2.19     ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC.,
           THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
           exhibit 2.19 to AmeriKing's Form 10-Q for the quarter
           ended March 31, 1997 and incorporated herein by
           reference                                                     *
  2.20     AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among
           F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P
           ENTERPRISES, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.20 to
           AmeriKing's Form 10-Q for the quarter ended March 31,
           1997 and incorporated herein by reference                     *
  2.21     ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.21
           to AmeriKing's Form 10-Q for the quarter ended March
           31, 1997 and incorporated herein by reference                 *
  2.22     ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.22
           to AmeriKing's Form 10-Q for the quarter ended March
           31, 1997 and incorporated herein by reference                 *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  2.23     AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.23
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)           *
  2.24     AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.24
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)           *
  2.25     AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.25
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)           *
  2.26     AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated
           June 16, 1997 among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. AND NATIONAL
           RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.26
           to AmeriKing's Current Report on Form 8-K filed on
           July 14, 1997 and incorporated herein by reference)           *
  2.27     REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
           among T&B LEASING, THOMAS FICKLING AND WILLIAM
           PRENTICE (the "PARTNERS"), AND CASTLE PROPERTIES,
           LLC. (Filed as exhibit 2.27 to AmeriKing's Current
           Report on Form 8-K filed on July 14, 1997 and
           incorporated herein by reference)                             *
  2.28     AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated April 8, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "PARTNERS") AND
           CASTLE PROPERTIES, LLC. (Filed as exhibit 2.28 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)                *
  2.29     AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "PARTNERS"),
           CASTLE PROPERTIES, LLC AND NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.29 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)                *
  2.30     AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among T&B LEASING, THOMAS
           FICKLING AND WILLIAM PRENTICE, INVESTORS TITLE
           EXCHANGE CORPORATION, AND NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.30 to
           AmeriKing's Current Report on Form 8-K filed on July
           14, 1997 and incorporated herein by reference)                *
  2.31     REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997
           among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS
           FICKLING AND WILLIAM PRENTICE (the "GENERAL
           PARTNERS"), AND CASTLE PROPERTIES, LLC. (Filed as
           exhibit 2.31 to AmeriKing's Current Report on Form 8-
           K filed on July 14, 1997 and incorporated herein by
           reference)                                                    *
  2.32     AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated April 8, 1997 among W&W INVESTMENTS LIMITED
           PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE
           (the "PARTNERS") AND CASTLE PROPERTIES, LLC. (Filed
           as exhibit 2.32 to AmeriKing's Current Report on Form
           8-K filed on July 14, 1997 and incorporated herein by
           reference)                                                    *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 2.33      AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT
           dated June 16, 1997 among W&W INVESTMENT LIMITED
           PARTNERSHIP, THOMAS FICKLING AND WILLIAM PRENTICE
           (the "GENERAL PARTNERS"), CASTLE PROPERTIES, LLC AND
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
           exhibit 2.33 to AmeriKing's Current Report on Form 8-
           K filed on July 14, 1997 and incorporated herein by
           reference)                                                    *
 2.34      STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among
           THE SHAREHOLDERS OF B&J RESTAURANTS, INC., and
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
           exhibit 2.34 to AmeriKing's Form 10-Q for the quarter
           ended June 30, 1997)                                          *
 3.1       AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
           AMERIKING (Filed as exhibit 3.1 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 3.2       AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as
           exhibit 3.2 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.1       STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON
           THE SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.2       CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS
           AGREEMENT, DATED NOVEMBER 30, 1994, BY AND AMONG
           AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.3       CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS
           AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
           AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.3 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.4       AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND
           AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
           SIGNATURE PAGES THERETO (Filed as exhibit 4.4 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)                    *
 4.5       MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, TABOR RESTAURANT
           ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO
           RESTAURANTS, INC., JB RESTAURANTS, INC., CASTLEKING,
           INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC.,
           LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL
           AASEBY, DONALD STAHURSKI AND SCOTT VASATKA (Filed as
           exhibit 4.5 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.6       STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN AMERIKING AND SCOTT VASATKA (Filed as exhibit
           4.6 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *
 4.7       STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
           BETWEEN AMERIKING AND DONALD STAHURSKI (Filed as
           exhibit 4.7 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 4.8       WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON
           (Filed as exhibit 4.8 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 4.9       COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS
           INC. (Filed as exhibit 4.9 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.10      FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED NOVEMBER 30, 1994 (Filed as exhibit 4.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.11      SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT,
           DATED FEBRUARY 7, 1996 (Filed as exhibit 4.11 to
           AmeriKing's Registration Statement (No. 333- 04261)
           and incorporated herein by reference)                         *
 4.12      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JZ EQUITY PARTNERS PLC (f/n/a MCIT
           PLC) IN THE AGGREGATE PRINCIPAL AMOUNT OF $11,000,000
           (Filed as exhibit 4.12 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 4.13      AMENDED AND RESTATED DEFERRED LIMITED INTEREST
           GUARANTY, DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO
           JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed as
           exhibit 4.13 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.14      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO ENTERPRISES, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $1,224,000 (Filed as
           exhibit 4.14 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.15      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JARO RESTAURANTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $112,000 (Filed as
           exhibit 4.15 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.16      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO JB RESTAURANTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $2,019,000 (Filed as
           exhibit 4.16 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.17      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $385,769 (Filed as exhibit 4.17
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.18      AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996,
           FROM AMERIKING TO WHITE-OSBORN RESTAURANTS, INC. IN
           THE AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as
           exhibit 4.18 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.19      SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.19 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 4.20      COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30,
           1994, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS,
           INC. (Filed as exhibit 4.20 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.21      JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994,
           FROM AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as
           exhibit 4.21 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.22      SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995,
           FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $6,920,700 (Filed as
           exhibit 4.22 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.23      AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21,
           1996, FROM AMERIKING TENNESSEE CORPORATION I TO BKC
           IN THE AGGREGATE PRINCIPAL AMOUNT OF $6,093,067
           (Filed as exhibit 4.23 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 4.24      GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO
           AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.25      RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE
           JARO AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.25
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.26      PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM
           AMERIKING COLORADO CORPORATION I TO FRANCHISE
           ACCEPTANCE CORPORATION LIMITED IN THE AGGREGATE
           PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit 4.26
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.27      AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14,
           1995, FROM AMERIKING COLORADO CORPORATION I TO
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 4.27 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.28      COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7,
           1996, FROM AMERIKING TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.28 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 4.29      SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996,
           FROM ENTERPRISES TO PMI MEZZANINE FUND, L.P IN THE
           AGGREGATE PRINCIPAL AMOUNT OF $15,000,000. (Filed as
           exhibit 4.29 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.30      SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
           AMERIKING VIRGINIA CORPORATION I AND AMERIKING
           CINCINNATI CORPORATION I TO PMI MEZZANINE FUND, L.P.
           (Filed as exhibit 4.30 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 4.31      SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.31 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.32      SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
           exhibit 4.32 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 4.33      SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED
           FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON, AS (Filed as exhibit
           4.33 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *
 4.34      LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM
           AMERIKING TO THE FIRST NATIONAL BANK OF BOSTON, THE
           OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
           THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 4.34 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.35      GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING
           VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
           CORPORATION I TO THE FIRST NATIONAL BANK OF BOSTON,
           THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1
           THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 4.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.36      UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE,
           DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA
           ACQUISITION CORPORATION (Filed as exhibit 4.36 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.37      FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE
           WARRANT FROM AMERIKING TO PMI MEZZANINE FUND, L.P.            *
 4.38      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 4.39      FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38)               *
 4.40      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT
           TO EXCHANGE DEBENTURES (Filed as exhibit 4.40 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 4.41      INTENTIONALLY OMITTED                                         *
 4.42      FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT
           4.40)                                                         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
  4.43     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
           CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT
           OF $6,100,000 (Filed as exhibit 4.43 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
  4.44     CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR
           PREFERRED STOCK (Filed as exhibit 4.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
  4.45     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
           TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
           CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT
           OF $900,000 (Filed as exhibit 4.45 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
  4.46     AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND
           AMONG AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI
           (Filed as exhibit 4.46 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)                                          *
  4.47     AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT
           (Filed as exhibit 4.47 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)                                          *
  9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
           AMONG LAWRENCE JARO, TABOR RESTAURANT ASSOCIATES,
           INC., JARO ENTERPRISES, INC., JARO RESTAURANTS, INC.
           AND JB RESTAURANTS, INC. (Filed as exhibit 9.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
  9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG WILLIAM OSBORN, CASTLEKING, INC., OSBURGER,
           INC. AND WHITE-OSBORN, INC. (Filed as exhibit 9.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.1      SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM
           LOAN AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
           AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.1 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.2      SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
           AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.2 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.3      AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7,
           1996, BY AND AMONG ENTERPRISES AND THE FIRST NATIONAL
           BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED
           ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.3 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.4      STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG AMERIKING AND THE FIRST NATIONAL BANK OF
           BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.4 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.5      AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY
           7, 1996, BY AND AMONG AMERIKING AND THE FIRST
           NATIONAL BANK OF BOSTON, THE OTHER LENDING
           INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
           FIRST NATIONAL BANK OF BOSTON AS AGENT (Filed as
           exhibit 10.5 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.6      SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
           AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
           CINCINNATI CORPORATION I AND THE FIRST NATIONAL BANK
           OF BOSTON (Filed as exhibit 10.6 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.7      STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG ENTERPRISES, AMERIKING VIRGINIA CORPORATION
           I, AMERIKING CINCINNATI CORPORATION I AND THE FIRST
           NATIONAL BANK OF BOSTON (Filed as exhibit 10.7 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.8      AMENDED AND RESTATED PURCHASE AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN AMERIKING AND JZ EQUITY
           PARTNERS PLC (f/n/a MCIT PLC) (Filed as exhibit 10.8
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.9      PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           AMERIKING AND JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC)
           (Filed as exhibit 10.9 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                    *
 10.10     SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
           AND AMONG BKC, JZ EQUITY PARTNERS PLC (f/n/a MCIT
           PLC) AND AMERIKING (Filed as exhibit 10.10 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.11     AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
           AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING
           AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit
           10.11 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)                  *
 10.12     INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY
           AND AMONG BKC, AMERIKING VIRGINIA CORPORATION I,
           AMERIKING CINCINNATI CORPORATION I, LAWRENCE JARO,
           WILLIAM OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING
           AND THE FIRST NATIONAL BANK OF BOSTON (Filed as
           exhibit 10.12 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.13     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995,
           BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.13
           to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
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

                                                                  Sequentially
  Exhibit                                                           Numbered
  Number                        Description                           Page
  -------                       -----------                       ------------
 10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG AMERIKING, ENTERPRISES AND BKC
           (Filed as exhibit 10.27 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                   *
 10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21,
           1995, BY AND AMONG ENTERPRISES, AMERIKING TENNESSEE
           CORPORATION I AND BKC (Filed as exhibit 10.28 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                        *
 10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
           ENTERPRISES AND BKC (Filed as exhibit 10.29 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                        *
 10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7,
           1996, BETWEEN AMERIKING VIRGINIA CORPORATION I AND
           JOSEPH J. NAPARLO (Filed as exhibit 10.30 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                        *
 10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1,
           1994, BY AND AMONG TJC MANAGEMENT CORPORATION,
           AMERIKING AND ENTERPRISES (Filed as exhibit 10.31 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                        *
 10.32     INTENTIONALLY OMITTED                                        *
 10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
           SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.33 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                   *
 10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED
           FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND AMERIKING
           (Filed as exhibit 10.34 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by
           reference)                                                   *
 10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN LAWRENCE JARO AND
           ENTERPRISES (Filed as exhibit 10.35 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                            *
 10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN WILLIAM OSBORN AND
           ENTERPRISES (Filed as exhibit 10.36 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                            *
 10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN GARY HUBERT AND
           ENTERPRISES (Filed as exhibit 10.37 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                            *
 10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND
           ENTERPRISES (Filed as exhibit 10.38 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                            *
 10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
           SEPTEMBER 1, 1994, BETWEEN SCOTT VASATKA AND
           ENTERPRISES (Filed as exhibit 10.39 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                            *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.40     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY
           1, 1997, BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL
           RESTAURANT ENTERPRISES, INC.                                  *
 10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG
           AMERIKING AND EACH OF THE SIGNATORIES TO THIS
           REGISTRATION STATEMENT (Filed as exhibit 10.41 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 10.42     INTENTIONALLY OMITTED
 10.43     INTENTIONALLY OMITTED
 10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS
           HEADQUARTERS (Filed as exhibit 10.44 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995,
           BETWEEN AMERIKING COLORADO CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.45 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996,
           BETWEEN AMERIKING TENNESSEE CORPORATION I AND
           FRANCHISE ACCEPTANCE CORPORATION LIMITED (Filed as
           exhibit 10.46 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)         *
 10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC,
           AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE OF THE
           HOLDERS OF SENIOR NOTES UNDER THE INDENTURE (ATTACHED
           TO EXHIBIT 4.38)                                              *
 10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT
           BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as
           exhibit 10.48 to AmeriKing's Form 10-K for the year
           ended December 30, 1996 and incorporated herein by
           reference)                                                    *
 10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
           STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
           (Filed as exhibit 10.49 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)                                          *
 10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE
           COMPANY (Filed as exhibit 10.50 to AmeriKing's
           Registration Statement (No. 333-04261) and
           incorporated herein by reference)                             *
 10.51     AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING
           CREDIT AND LOAN AGREEMENT, DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
           OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
           SCHEDULE I THERETO AND THE FIRST NATIONAL BANK OF
           BOSTON, AS AGENT (Filed as exhibit 10.51 to
           AmeriKing's Form 10-K for the year ended December 30,
           1996 and incorporated herein by reference)                    *
 10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND
           AMONG AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK
           OF BOSTON AND THE OTHER LENDING INSTITUTIONS, LISTED
           THERETO AND THE FIRST NATIONAL BANK OF BOSTON, AS
           AGENT (Filed as exhibit 10.52 to AmeriKing's Form 10-
           K for the year ended December 30, 1996 and
           incorporated herein by reference)                             *

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                        Description                            Page
  -------                       -----------                        ------------
 10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC,
           AMERIKING ENTERPRISES, AMERIKING COLORADO CORPORATION
           I, AMERIKING ILLINOIS CORPORATION I, AMERIKING
           TENNESSEE CORPORATION I, AMERIKING VIRGINIA
           CORPORATION I AND AMERIKING CINCINNATI CORPORATION I
           (Filed as exhibit 10.53 to AmeriKing's Form 10-K for
           the year ended December 30, 1996 and incorporated
           herein by reference)                                          *
 10.54     THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
           dated as of June 17, 1997 among NATIONAL RESTAURANT
           ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON,
           N.A.                                                          *
 10.55     FOURTH AMENDED AND RESTATED REVOLVING CREDIT
           AGREEMENT dated as of December 24, 1998 among
           NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING INC.
           and BANKBOSTON, N.A.                                          *
 10.56     WAIVER TO ACQUISITION CREDIT AGREEMENT                        *
 10.57     WAIVER TO AMENDED AND RESTATED REVOLVING CREDIT
           AGREEMENT                                                     *
 10.58     ACQUISITION CREDIT AGREEMENT dated as of December 24,
           1998 among NATIONAL RESTAURANT ENTERPRISES, INC.,
           AMERIKING INC. and BANKBOSTON, N.A.                           *
 11++++    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
 12++++    STATEMENTS RE: COMPUTATION OF RATIOS
 21        SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
           AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference)                         *
 24        POWER OF ATTORNEY                                             *
 25        T-1 FOR EXCHANGE DEBENTURE INDENTURE                          *
 26        T-1 FOR SENIOR NOTE INDENTURE                                 *

--------
*Previously filed.
++The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.