Form 10-Q
period 2001-03-26
AMERIKING INC
filed 2001-05-10
CIK 1014599

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

                 For the quarterly period ended March 26, 2001

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of shares outstanding of each of the registrant's classes of common stock as of May 9, 2001 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

    Item 1. Financial Statements.........................................    2

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations...................................................    8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...    9

PART II

    Item 6. Exhibits, and Reports on Form 8-K............................   10

                                    PART I

  Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements of AmeriKing, Inc. ("AmeriKing" or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital and bank debt; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, governmental regulations; regional weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

Item 1. Financial Statements and Supplementary Data

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       OF AMERIKING, INC. AND SUBSIDIARY


                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of March 26, 2001 and December 25, 2000....   5
Consolidated Statements of Operations for the quarters ended March 26,
 2001 and March 27, 2000..................................................   6
Consolidated Statements of Stockholders' Deficit for the quarter ended
 March 26, 2001 and the fiscal years ended December 25, 2000 and December
 27, 1999.................................................................   7
Consolidated Statements of Cash Flows for the quarters ended March 26,
 2001 and March 27, 2000..................................................   8
Notes to Consolidated Financial Statements................................   9

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      March 26, 2001 and December 25, 2000
                                  (unaudited)

                                                       March 26,   December 25,
                                                          2001         2000
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 13,861,000 $ 21,174,000
  Accounts receivable................................    2,549,000    3,131,000
  Inventories........................................    4,769,000    5,113,000
  Deposits and prepaid expenses......................    2,571,000    2,853,000
  Current portion of deferred income taxes...........    1,054,000    1,054,000
                                                      ------------ ------------
    Total current assets.............................   24,804,000   33,325,000
Property and equipment...............................   74,969,000   77,213,000
Goodwill.............................................  154,843,000  156,214,000
Deferred income taxes................................    5,935,000    6,599,000
Other assets:
  Deferred financing costs...........................    4,631,000    4,859,000
  Franchise agreements...............................    7,851,000    8,068,000
  Other long-term assets.............................      287,000      288,000
                                                      ------------ ------------
    Total other assets...............................   12,769,000   13,215,000
                                                      ------------ ------------
Total................................................ $273,320,000 $286,566,000
                                                      ============ ============
         LIABILITIES, SENIOR PREFERRED STOCK
              AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and other accrued expenses...... $ 18,396,000  $ 19,183,000
  Accrued payroll and related expenses.............    7,591,000     8,848,000
  Accrued taxes payable............................    2,945,000     3,698,000
  Current portion of long-term debt................      933,000       983,000
  Debt subject to acceleration.....................  224,474,000   224,715,000
                                                    ------------  ------------
    Total current liabilities......................  254,339,000   257,427,000
Long-term debt--less current portion and debt
 subject to acceleration...........................      600,000       600,000
Other long-term liabilities........................   15,541,000    16,635,000
                                                    ------------  ------------
    Total liabilities..............................  270,480,000   274,662,000
Senior preferred stock.............................   52,101,000    50,444,000
Commitments and contingencies
Stockholders' deficit:
  Preferred stock..................................           75            75
  Common stock.....................................        9,030         9,030
  Accumulated deficit..............................  (49,270,105)  (38,549,105)
                                                    ------------  ------------
    Total stockholders' deficit....................  (49,261,000)  (38,540,000)
                                                    ------------  ------------
Total.............................................. $273,320,000  $286,566,000
                                                    ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Quarters Ended March 26, 2001 and March 27, 2000
                                  (unaudited)

                                                                     December
                                                      December 26,      28,
                                                        2000 to       1999 to
                                                       March 26,     March 27,
                                                          2001         2000
                                                      ------------  -----------
Sales:
  Restaurant food sales.............................  $ 87,599,000  $89,681,000
  Non-food sales....................................     2,408,000    2,979,000
                                                      ------------  -----------
    Total sales.....................................    90,007,000   92,660,000
Restaurant operating expenses:
  Cost of food sales................................    26,394,000   26,553,000
  Cost of non-food sales............................     1,949,000    2,608,000
  Restaurant labor and related costs................    26,075,000   25,315,000
  Occupancy.........................................    10,611,000    9,881,000
  Depreciation and amortization of goodwill and
   franchise agreements.............................     3,926,000  4,101,000
  Advertising.......................................     4,613,000    4,998,000
  Royalties.........................................     3,066,000    3,139,000
  Other restaurant operating expenses...............    10,379,000    9,108,000
                                                      ------------  -----------
    Total restaurant operating expenses.............    87,013,000   85,703,000
General and administrative expenses.................     5,015,000    4,200,000
Other operating expenses:
  Depreciation expense-office.......................       168,000      251,000
  Loss on disposal of fixed assets..................       300,000        5,000
  Management and directors' fees....................        13,000      163,000
                                                      ------------  -----------
    Total other operating expenses..................       481,000      419,000
                                                      ------------  -----------
Operating income (loss).............................    (2,502,000)   2,338,000
Other income (expense):
  Interest expense--net.............................    (5,593,000)  (5,414,000)
  Amortization of deferred costs....................      (218,000)    (215,000)
  Other income (expense)--net ......................       (25,000)     (42,000)
                                                      ------------  -----------
    Total other expense.............................    (5,836,000)  (5,671,000)
                                                      ------------  -----------
Loss before income tax expense (benefit)............    (8,338,000)  (3,333,000)
Income tax expense (benefit)........................       698,000   (1,333,000)
                                                      ------------  -----------
Net loss............................................    (9,036,000)  (2,000,000)
Preferred stock dividends (cumulative, undeclared)..      (161,000)    (152,000)
Senior preferred stock dividends....................    (1,658,000)  (1,443,000)
Amortization of senior preferred stock issuance
 costs..............................................       (27,000)     (30,000)
                                                      ------------  -----------
Loss available to common stockholders...............  $(10,882,000) $(3,625,000)
                                                      ============  ===========
Weighted average number of shares outstanding--basic
 and diluted........................................       902,992      902,992
                                                      ------------  -----------
Net loss per common share--basic and diluted........  $     (12.05) $     (4.01)
                                                      ============  ===========

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

  For the Quarter Ended March 26, 2001 and the Fiscal Years Ended December 25,
                                      2000
                             and December 27, 1999

                                           Additional
                          Preferred Common  Paid-In     Retained
                            Stock   Stock   Capital     Deficit        Total
                          --------- ------ ---------- ------------  ------------
BALANCE--December 28,
 1998...................     $75    $9,030   $ --     $ (8,825,105) $ (8,816,000)
  Dividends on senior
   preferred stock......                                (5,325,000)   (5,325,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                  (119,000)     (119,000)
  Net income............                                   817,000       817,000
                             ---    ------   -----    ------------  ------------
BALANCE--December 27,
 1999...................      75     9,030     --      (13,452,105)  (13,443,000)
  Dividends on senior
   preferred stock......                                (6,026,000)   (6,026,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                  (119,000)     (119,000)
  Net loss..............                               (18,952,000)  (18,952,000)
                             ---    ------   -----    ------------  ------------
BALANCE--December 25,
 2000...................      75     9,030     --      (38,549,105)  (38,540,000)
  Dividends on senior
   preferred stock......                                (1,658,000)   (1,658,000)
  Amortization of senior
   preferred stock
   issuance costs.......                                   (27,000)      (27,000)
  Net loss..............                                (9,036,000)   (9,036,000)
                             ---    ------   -----    ------------  ------------
BALANCE--March 26, 2001.     $75    $9,030   $ --     $(49,270,105) $(49,261,000)
                             ===    ======   =====    ============  ============


                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Quarters Ended March 26, 2001 and March 27, 2000
                                  (unaudited)

                                                       December     December
                                                          26,          28,
                                                        2000 to      1999 to
                                                       March 26,    March 27,
                                                         2001         2000
                                                      -----------  -----------
Cash flows from operating activities:
Net loss............................................. $(9,036,000) $(2,000,000)
  Adjustments to reconcile net loss to net cash flows
   from operating activities:
  Depreciation and amortization......................   4,312,000    4,567,000
  Deferred income taxes..............................     664,000   (1,333,000)
  Loss on disposal of fixed assets...................     300,000        5,000
  Changes in:
    Accounts receivable..............................     582,000     (391,000)
    Inventories......................................     344,000    1,691,000
    Prepaid expenses.................................     282,000        6,000
    Vendor incentives................................    (780,000)   9,912,000
    Accounts payable, accrued expenses and other
     long-term liabilities...........................  (3,111,000)  (5,691,000)
                                                      -----------  -----------
      Net cash flows from operating activities.......  (6,443,000)   6,766,000
Cash flows from investing activities:
  Purchase of restaurant franchise agreements,
   equipment and goodwill............................         --    (3,602,000)
  Cash paid for franchise agreements.................         --      (429,000)
  Cash paid for property and equipment...............    (578,000)  (2,645,000)
                                                      -----------  -----------
      Net cash flows used for investing activities...    (578,000)  (6,676,000)
Cash flows from financing activities:
  Advances under line of credit......................         --     5,975,000
  Purchase of fractional shares--senior preferred
   stock.............................................      (1,000)         --
  Payments on long-term debt.........................    (291,000)    (200,000)
                                                      -----------  -----------
      Net cash flows from financing activities.......    (292,000)   5,775,000
                                                      -----------  -----------
Net change in cash and cash equivalents..............  (7,313,000)   5,865,000
Cash and cash equivalents--Beginning of quarter......  21,174,000   14,754,000
                                                      -----------  -----------
Cash and cash equivalents--End of quarter............ $13,861,000  $20,619,000
                                                      ===========  ===========
Supplemental disclosures of cash flow information:
  Cash paid during the quarter for interest.......... $ 3,836,000  $ 2,724,000
                                                      ===========  ===========
  Cash paid during the quarter for income taxes...... $       --   $   129,000
                                                      ===========  ===========
Supplemental disclosure of noncash investing and
 financing activities:
  Senior preferred stock dividends................... $ 1,658,000  $ 1,443,000
  Amortization of senior preferred stock issuance
   costs.............................................      27,000       30,000
                                                      -----------  -----------
      Total.......................................... $ 1,685,000  $ 1,473,000
                                                      ===========  ===========

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  In the Company's opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly our financial position as of March 26, 2001 and December 25, 2000, the results of operations for the quarters ended March 26, 2001 and March 27, 2000 and cash flows for the quarters ended March 26, 2001 and March 27, 2000. These financial statements should be read in conjunction with the our annual report on Form 10-K for the fiscal year ended December 25, 2000 filed on March 26, 2001.

  The results of operations for the quarters ended March 26, 2001 and March 27, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

  Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Net Loss Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the quarters ended March 26, 2001 and March 27, 2000 due to the antidilutive effect of the stock options and warrants in the respective quarters.

  Reclassifications--Certain information in the consolidated financial statements for the quarter ended March 27, 2000 have been reclassified to conform to the current reporting format.

  New Accounting Standards--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. At March 26, 2001, the Company had no derivative instruments or hedging activities.

  Restructuring--In November 2000 the Company restructured its development and field marketing functions as well as re-evaluated its restaurant development plans to reduce costs associated with previous plans to rapidly grow upon anticipated refinancing in fiscal 2000. As a result, the Company terminated 16 employees for a total cost of $711,000. This represented salary continuation plus benefits and outplacement services. The Company is also in the process of exiting excess leased space used or to be closed as a result of cancelling its previous growth plans. This represented an estimate of $576,000 to terminate such lease agreements. The Company determined that $3,036,000 in capitalized costs associated with certain development plans and certain software costs associated with discontinued upgrades to existing restaurant systems as well as refinancing costs associated with planned acquisitions should be written off. The restructuring liability is included as a component of accounts payable and other accrued expenses.

  During the quarter ended March 26, 2001, the Company paid $331,000 related to the aforementioned employee terminations, $99,000 to terminate lease agreements and $50,000 for other restructuring costs that were accrued for at year end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities (of which the Company currently has nine), as well as sales of promotional products at the Company's restaurants. On an annual basis, merchandise sales have contributed less than 3.8% of total historical restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near cost.

  Earnings before interest, taxes, depreciation and amortization (EBITDA) represents operating income plus depreciation and amortization of goodwill and franchise agreements, pre-opening costs and other operating expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

  The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months (including pro-forma sales for acquired restaurants). For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

Quarter ended March 26, 2001 Compared to Quarter ended March 27, 2000

  Restaurant Sales. Total sales decreased $2.7 million or 2.9% during the quarter ended March 26, 2001, to $90.0 million, from $92.7 million during the quarter ended March 27, 2000. Sales at the comparable restaurants, including only those restaurants owned by us at March 26, 2001, decreased 6.8% for the quarter primarily due to a decrease in customer traffic as BKC's national marketing program did not generate incremental traffic versus that of the prior year. The decline in comparable sales was partially offset by the additional sales generated from the purchase of 5 restaurants in late March of 2000 and the development of 20 restaurants during 2000. BKC has hired new advertising agencies and their advertising programs are scheduled to roll out during the second quarter of 2001.

  Restaurant Operating Expenses. Total restaurant operating expenses increased $1.3 million, or 1.5% during the quarter ended March 26, 2001, to $87.0 million from $85.7 million in the quarter ended March 27, 2000. The majority of this increase was due to an increase in the number of stores that have been acquired and developed since the same quarter last year. As a percentage of sales, restaurant operating expenses increased 4.2%, to 96.7% during the quarter ended March 26, 2001 from 92.5% during the quarter ended March 27, 2000. This increase was due primarily to the fixed nature of many expenses offset by declining same store sales as discussed below.

  Cost of sales decreased $0.8 million and remained at 31.5% as a percentage of sales during the quarter ended March 26, 2001 compared to the quarter ended March 27, 2000. Cost of food sales decreased $0.2 million and increased 0.7% as a percentage of sales to 29.3% during the quarter ended March 26, 2001 from 28.7% during the quarter ended March 27, 2000. The decrease in cost of food sales dollars is the result of higher supplier rebates, partially offset by an increase in the number of stores that have been acquired and developed since the same quarter last year. The percentage of sales increase is the result of slightly higher commodity costs and the greater discounting of food prices as compared to the same time period last year. Cost of non-food sales decreased $0.7 million during the quarter ended March 26, 2001, and decreased 0.7% as a percentage of sales to 2.2% during the quarter ended March 26, 2001 from 2.8% in the quarter ended March 27, 2000. The decrease in cost of non-food sales is a direct result of the decrease in non-food sales. Non-food promotional items, typically designed to drive customer traffic into the restaurants, are sold at or near cost.

  Restaurant labor and related costs increased $0.8 million during the quarter ended March 26, 2001, and increased 1.6% as a percentage of restaurant sales to 29.0% during the quarter ended March 26, 2001 from 27.3% in the quarter ended March 27, 2000. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is the result of lower average store sales volumes negatively impacting the fixed component of salaries and benefit costs.

  Depreciation and amortization decreased $0.2 million during the quarter ended March 26, 2001, to $3.9 million from $4.1 million in the quarter ended March 27, 2000. As a percentage of sales, depreciation and amortization expense remained at 4.4% during the quarter ended March 26, 2001 and the quarter ended March 27, 2000.

  Occupancy and other restaurant operating expenses including advertising and royalties increased $1.5 million during the quarter ended March 26, 2001 and increased 2.6% as a percentage of sales to 31.9% in the quarter ended March 26, 2001 from 29.3% in the quarter ended March 27, 2000. Occupancy expense increased $0.7 million during the quarter ended March 26, 2001 and increased 1.1% as a percentage of sales to 11.8% during the quarter ende March 26, 2001 from 10.7% during the quarter ended March 27, 2000. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants. Other restaurant operating expenses, including advertising and royalties, increased $0.8 million and increased 1.5% as a percentage of sales to 20.1% during the quarter ended March 26, 2001 from 18.6% during the quarter ended March 27, 2000. This increase is primarily due to the inclusion of newly acquired and developed restaurants, additional operating leases related to the new Frozen Coke machines and new Point of Sales devices leased in early 2000, as well as higher repair and maintenance expenses and higher utility costs attributable to rising natural gas prices. The Company recorded pre-opening costs relative to new restaurant developments in other expense which was $0.2 million for the quarter ended March 27, 2000.

  General and Administrative Expenses. General and administrative expenses increased $0.8 million during the quarter ended March 26, 2001 and increased 1.0% as a percent of sales to 5.6% during the quarter ended March 26, 2001 from 4.5% during the quarter ended March 27, 2000. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants.

  Other Operating Expenses. Other operating expenses increased $0.1 million for the quarter ended March 26, 2001 compared to the quarter ended March 27, 2000. As a percentage of sales, other operating expenses remained flat at 0.5% during the quarter ended March 26, 2001 and March 27, 2000.

  Other Income (Expense). Other income (expense) increased $0.1 million during the quarter ended March 26, 2001 to $5.8 million from $5.7 million in the quarter ended March 27, 2000. The increase in other income (expense) is due to higher interest expense related to the increase in borrowings under the line of credit due to the 2000 acquisition and new restaurant developments, as well as higher interest rates than experienced in the same quarter last year.

  Income taxes. Despite a net loss, the Company incurred income tax expense of $0.7 million due to a reduction in net deferred tax assets for the quarter. This reduction is due primarily to an increase in the valuation allowance of over $3.0 million associated with net deferred tax assets to reflect deferred tax assets at amounts that are more likely than not to be realized.

  EBITDA. As defined in Item 2, EBITDA decreased $5.1 million to $1.9 million for the quarter ended March 26, 2001 from $7.0 million for the quarter ended March 27, 2000. As a percentage of restaurant sales, EBITDA decreased 5.5%, to 2.1% for the quarter ended March 26, 2001 from 7.6% for the quarter ended March 27, 2000.

Liquidity and Capital Resources

  Net cash flows from operating activities decreased $13.2 million during the quarter ended March 26, 2001, to a use of cash of $6.4 million, from a source of cash of $6.8 million during the quarter ended March 27, 2000. The decrease is primarily due to receiving a $9.9 million, one-time vendor incentive in the first quarter of 2000. The other contributing factor was an increase in net loss. The Company received two installments of one-time vendor incentives from its soft drink suppliers totaling approximately $20.0 million in March and August of

2000. These vendor incentives are being amortized over 10 years. In return for receipt of these monies, the Company is currently obligated to make certain leasehold improvements to existing stores over the next twelve months. Some of the improvements are still subject to design changes which could slightly extend the obligation completion dates.

  Net cash flows used by investing activities for the quarter ended March 26, 2001 were $0.6 million. These capital expenditures were for equipment replacement in the Company's existing facilities as well as investments in new technologies to improve store and Company communications.

  For the quarter ended March 26, 2001, the Company made principal reductions totaling approximately $0.3 million related to the 1995, 1996, and 1998 FAC Notes.

  The Company anticipates capital expenditures in fiscal 2001 to be approximately $5.1 million related to equipment replacement and remodeling of existing facilities. There are no plans for new restaurant development. AmeriKing has contractual obligations for restaurants subject to franchise renewal and other commitments for exterior image changes. The capital expenditures for these restaurants are estimated to be $10.4 million. These commitments represent obligations related to renewed franchise agreements in fiscal 2000 and anticipated in fiscal 2001. AmeriKing is also obligated for store improvements related to the receipt of vendor incentives in fiscal 2000. AmeriKing is in the process of completing the approved changes to signage, restaurant grounds and drive-thrus and anticipates these remaining obligations to be approximately $10.0 million. The Company is in discussions with BKC to seek deferral on these obligations, should it be necessary. The actual amount of the Company's cash requirements for capital expenditures presently depends on, among other things, the costs associated with ongoing equipment replacement and remodeling of existing restaurants and the number of franchised restaurants subject to renewal, including the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

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

  The Company may, from time to time, use cash, including cash generated from borrowings under its credit agreements or cash from equity investments in the Company, to purchase either its Senior Notes, its Senior Preferred Stock, or its Common Stock, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise, and may, from time to time, pursue various refinancing or financial restructurings, including pursuant to consent solicitations and waivers involving those securities, in each case, without announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time. Such purchases may be made by the Company alone or together with, its affiliates, or by its affiliates separately. In addition, the Company's affiliates may engage in purchases and sales of the Senior Notes, Senior Preferred Stock and Common Stock, or any combination thereof, in the secondary markets from time to time.

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

  AmeriKing was not in compliance during the quarter ended March 26, 2001 and believes it will not be in compliance during the fiscal year ending December 31, 2001 with existing financial covenants set forth in the Bank Credit Agreements if there are no changes to the Bank Credit Agreements or if other refinancing efforts are unsuccessful. The Company did not seek a waiver of its covenants for the quarter ended March 26, 2001 as it is in discussions to amend its Bank Credit Agreements though no assurances can be given as to the outcome of such discussions which may be discontinued at any time without prior notice or announcement. If sought, the Company cannot be certain of obtaining future waivers from its lenders. If no future waivers are obtained, the Company will likely remain in technical default and subject to acceleration for repayment of its long-term debt at any time. In the case of default, the Company may be prohibited to make interest payments on the Senior Notes.

  The Company has entered into discussions and negotiations with its lenders and certain holders of the Senior Notes and the Senior Preferred Stock and certain of its stockholders with respect to amending, restating, refinancing or restructuring its credit agreements and/or the terms of its Senior Notes and Senior Preferred Stock and other obligations. In addition, the Company has entered into discussions with certain equity holders and other parties, including its business partners with respect to, among other things, potential debt and/or equity investments in the Company or other accommodations, support or transactions with the Company. However, no agreements, commitments or promises as to the foregoing have been made by such business partners or any one else at this time, and no assurances can be given as to the outcome of such discussions, which may be discontinued at any time without prior notice or announcement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  We are subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $121.4 million at March 26, 2001. Of this balance, the BankBoston revolver comprised $118.8 million bearing an interest rate calculated at BankBoston's base rate plus 1.25%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.1 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.5 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, we would experience an increase in interest expense of approximately $0.5 million. We do not hold any market risk sensitive financial instruments for trading purposes.

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

  1. TJC Consulting Agreement

  2. Jaro Employment Agreement

  4. Hothorn Employment Agreement

                              Reports on Form 8-K

  On April 10, 2001, the Company filed a Current Report on Form 8-K, announcing under Item 5 the resignation of Mr. Joel Aaseby as Chief Financial Officer, Corporate Secretary and Director.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois.

                                          Ameriking, Inc.

_______________________________           _____________________________________
Date                                      Lawrence E. Jaro
                                          Managing Owner, Chairman and Chief
                                          Executive Officer

_______________________________           _____________________________________
Date                                      Augustus F. Hothorn
                                          President, Chief Operating Officer
                                           and Director

_______________________________           _____________________________________
Date                                      John C. Clark
                                          Corporate Controller (Principal
                                          Financial and Accounting
                                          Representative)

                               INDEX TO EXHIBITS


                                                                                                     Sequentially
Exhibit                                                                                                Numbered
Number                             Descriprtion                                                          Page
--------                           ------------                                                          ----
1.1        FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING..............................................      *

1.2        FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING..............................................      *

2.1++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           BURGER KING CORPORATION ("BKC") AND NATIONAL RESTAURANT
           ENTERPRISES, INC. ("ENTERPRISES") (Filed as exhibit 2.1 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by reference)................................      *

2.2++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           JARO ENTERPRISES, INC. AND AMERIKING, INC. (FORMERLY KNOWN AS NRE
           HOLDINGS, INC.) ("AMERIKING") (Filed as exhibit 2.2 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by reference)................................      *

2.3++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           JARO RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.3 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by reference)...................      *

2.4++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           TABOR RESTAURANTS ASSOCIATES, INC. AND AMERIKING (Filed as exhibit 2.4 to
           AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).......      *

2.5++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1, 1994, BETWEEN JB
           RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.5 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by reference)...................      *

2.6++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           CASTLEKING, INC. AND AMERIKING (Filed as exhibit 2.6 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by reference)................................      *

2.7++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           OSBURGER, INC. AND AMERIKING (Filed as exhibit 2.7 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by reference)................................      *

2.8++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.8 to
           AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).......      *

2.9++      PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994, BY AND
           AMONG SHELDON T. FRIEDMAN, BNB LAND VENTURE, INC. AND ENTERPRISES
           (Filed as exhibit 2.9 to AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference)..............................................................      *

2.10++     ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG DMW,
           INC., DANIEL L. WHITE AND AMERIKING COLORADO CORPORATION I (Filed as
           exhibit 2.10 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein
           by reference)..................................................................................      *

2.11++     ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG WSG,
           INC., DANIEL L. WHITE, SUSAN J. WAKEMAN, GEORGE ALAIZ, JR. AND
           AMERIKING COLORADO CORPORATION I (Filed as exhibit 2.11 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by reference)...................      *

                                                                                                            Sequentially
Exhibit                                                                                                       Numbered
Number                             Description                                                                  Page
------                             -----------                                                                  ----
2.12++     PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG QSC,
           INC., THE SHAREHOLDERS OF QSC, INC. AND AMERIKING TENNESSEE
           CORPORATION I (Filed as exhibit 2.12 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)...................................................
                                                                                                                  *
2.13++     PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG RO-
           LANK, INC., THE SHAREHOLDERS OF RO-LANK, INC. AND AMERIKING
           TENNESSEE CORPORATION I (Filed as exhibit 2.13 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by reference)................................
                                                                                                                  *
2.14++     PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995, BY AND
           AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING VIRGINIA
           CORPORATION I (Filed as exhibit 2.14 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference)...................................................
                                                                                                                  *
2.15++     AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED FEBRUARY
           7, 1996, BY AND AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING
           VIRGINIA CORPORATION I (Filed as exhibit 2.15 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference)..........................................
                                                                                                                  *
2.16++     ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN THIRTY-
           FORTY, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit 2.16 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).....................................................................................
                                                                                                                  *
2.17++     ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
           HOUSTON, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit
           2.17 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).....................................................................................
                                                                                                                  *
2.18++     ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN FIFTH &
           RACE, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit 2.18 to
           AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference........
                                                                                                                  *
2.19       ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.19 to AmeriKing's Form 10-Q for the quarter ended
           March 30, 1998 and incorporated herein by reference............................................
                                                                                                                  *
2.20       AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among F&P
           ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.20 to AmeriKing's
           Form 10-Q for the quarter ended March 30, 1998 and incorporated herein by reference............
                                                                                                                  *
2.21       ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.21 to AmeriKing's Form 10-Q for the quarter ended
           March 30, 1998 and incorporated herein by reference............................................
                                                                                                                  *
2.22       ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.22 to AmeriKing's Form 10-Q for the quarter ended
           March 30, 1998 and incorporated herein by reference............................................        *

                                                                                                            Sequentially
Exhibit                                                                                                       Numbered
Number                             Description                                                                  Page
-------                            -----------                                                                  ----
2.23     AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997
         Among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC.
         AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.23 to
         AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by
         reference).....................................................................................          *

2.24     AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC.
         AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.24 to
         AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by
         reference).....................................................................................          *

2.25     AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. AND
         NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.25 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference)........          *

2.26     AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. AND
         NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.26 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference)........          *

2.27     REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among T&B LEASING,
         THOMAS FICKLING AND WILLIAM PRENTICE (the "PARTNERS"), AND CASTLE
         PROPERTIES, LLC. (Filed as exhibit 2.27 to AmeriKing's Current Report on Form 8-K filed
         on July 14, 1997 and incorporated herein by reference).........................................          *

2.28     AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated April 8,
         1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
         "PARTNERS") AND CASTLE PROPERTIES, LLC. (Filed as exhibit 2.28 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference)........          *

2.29     AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
         1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
         "PARTNERS"), CASTLE PROPERTIES, LLC AND NATIONAL RESTAURANT
         ENTERPRISES, INC. (Filed as exhibit 2.29 to AmeriKing's Current Report on Form 8-K
         filed on July 14, 1997 and incorporated herein by reference)...................................          *

2.30     AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
         1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE,
         INVESTORS TITLE EXCHANGE CORPORATION, AND NATIONAL RESTAURANT
         ENTERPRISES, INC. (Filed as exhibit 2.30 to AmeriKing's Current Report on Form 8-K
         filed on July 14, 1997 and incorporated herein by reference)...................................          *

2.31     REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among W&W
         INVESTMENTS LIMITED PARTNERSHIP, THOMAS FICKLING AND WILLIAM
         PRENTICE (the "GENERAL PARTNERS"), AND CASTLE PROPERTIES, LLC. (Filed
         as exhibit 2.31 to AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and
         incorporated herein by reference)..............................................................          *

2.32     AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated April 8,
         1997 among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS FICKLING
         AND WILLIAM PRENTICE (the "PARTNERS") AND CASTLE PROPERTIES, LLC.
         (Filed as exhibit 2.32 to AmeriKing's Current Report on Form 8-K filed on July 14, 1997
         and incorporated herein by reference)..........................................................          *

                                                                                                           Sequentially
Exhibit                                                                                                      Numbered
Number                             Description                                                                 Page
-------                            -----------                                                                 ----
2.33     AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
         1997 among W&W INVESTMENT LIMITED PARTNERSHIP, THOMAS FICKLING
         AND WILLIAM PRENTICE (the "GENERAL PARTNERS"), CASTLE PROPERTIES,
         LLC AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.33 to
         AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference).....................................................................................
                                                                                                                 *
2.34     STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among THE
         SHAREHOLDERS OF B&J RESTAURANTS, INC., and NATIONAL RESTAURANT
         ENTERPRISES, INC. (Filed as exhibit 2.34 to AmeriKing's Form 10-Q for the quarter ended
         June 30, 1997).................................................................................
                                                                                                                 *
3.1      AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF AMERIKING
         (Filed as exhibit 3.1 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)..............................................................
                                                                                                                 *
3.2      AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as exhibit 3.2 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).......
                                                                                                                 *
4.1      STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
         AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
         THERETO (Filed as exhibit 4.1 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)..............................................................
                                                                                                                 *
4.2      CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREEMENT, DATED
         NOVEMBER 30, 1994, BY AND AMONG AMERIKING AND THE STOCKHOLDERS
         APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.2 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).......
                                                                                                                 *
4.3      CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREEMENT, DATED
         FEBRUARY 7, 1996, BY AND AMONG AMERIKING AND THE STOCKHOLDERS
         APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.3 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).......
                                                                                                                 *
4.4      AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND AMONG
         AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
         THERETO (Filed as exhibit 4.4 to AmeriKing's Form 10-K for the year ended December 30,
         1996 and incorporated herein by reference).....................................................
                                                                                                                 *
4.5      MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
         AND AMONG AMERIKING, TABOR RESTAURANT ASSOCIATES, INC., JARO
         ENTERPRISES, INC., JARO RESTAURANTS, INC., JB RESTAURANTS, INC.,
         CASTLEKING, INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC.,
         LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL AASEBY, DONALD
         STAHURSKI AND SCOTT VASATKA (Filed as exhibit 4.5 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by reference)................................
                                                                                                                 *
4.6      STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND SCOTT VASATKA (Filed as exhibit 4.6 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by reference)................................
                                                                                                                 *
4.7      STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND DONALD STAHURSKI (Filed as exhibit 4.7 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference)...................         *

                                                                                                           Sequentially
Exhibit                                                                                                     Numbered
Number                             Description                                                                Page
------                             -----------                                                                ----
4.8      WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING
         AND THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit 4.8 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference)...................        *

4.9      COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND BANCBOSTON INVESTMENTS INC. (Filed as exhibit 4.9 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).......        *

4.10     FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
         NOVEMBER 30, 1994 (Filed as exhibit 4.10 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference)...............................................        *

4.11     SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
         FEBRUARY 7, 1996 (Filed as exhibit 4.11 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...................................................        *

4.12     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
         TO JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) IN THE AGGREGATE PRINCIPAL AMOUNT OF $11,000,000
         (Filed as Exhibit 4.12 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
         herein by reference)............................................................................       *

4.13     AMENDED AND RESTATED DEFERRED LIMITED INTEREST GUARANTY, DATED
         FEBRUARY 7, 1996, FROM ENTERPRISES TO JZ EQUITY PARTNERS PLC (f/n/a
         MCIT PLC) (Filed as exhibit 4.13 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)...........................................       *

4.14     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO
         JARO ENTERPRISES, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $1,224,000
         (Filed as exhibit 4.14 to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..........................................................        *

4.15     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
         TO JARO RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
         $112,000 (Filed as exhibit 4.15 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)..............................................................        *

4.16     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO JB
         RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $2,019,000
         (Filed as exhibit 4.16 to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..........................................................        *

4.17     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
         TO CASTLEKING, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $385,769
         (Filed as exhibit 4.17 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference)..............................................................        *

4.18     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO
         WHITE-OSBORN RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
         $659,231 (Filed as exhibit 4.18 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..........................................        *

4.19     SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30, 1994, BETWEEN
         AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit 4.19 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).......        *

4.20     COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30, 1994, BETWEEN
         AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit 4.20 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference).......        *

                                                                                                           Sequentially
Exhibit                                                                                                      Numbered
Number                             Description                                                                 Page
------                             -----------                                                                 ----
4.21     JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994, FROM AMERIKING TO
         BANCBOSTON INVESTMENTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
         $600,000 (Filed as exhibit 4.21 to AmeriKing's Registration Statement  (No.
         333-04261) and incorporated herein by reference)...............................................         *

4.22     SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995, FROM AMERIKING
         TENNESSEE CORPORATION I TO BKC IN THE AGGREGATE PRINCIPAL AMOUNT
         OF $6,920,700 (Filed as exhibit 4.22 to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..........................................................         *

4.23     AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21, 1996, FROM
         AMERIKING TENNESSEE CORPORATION I TO BKC IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $6,093,067 (Filed as exhibit 4.23 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by reference)................................         *

4.24     GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO AND
         WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..........................................         *

4.25     RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE JARO AND
         WILLIAM OSBORN TO BKC (Filed as exhibit 4.25 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..........................................         *

4.26     PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM AMERIKING
         COLORADO CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION
         LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit
         4.26 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
         reference).....................................................................................         *

4.27     AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14, 1995, FROM
         AMERIKING COLORADO CORPORATION I TO FRANCHISE ACCEPTANCE
         CORPORATION LIMITED (Filed as exhibit 4.27 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference)..........................................         *

4.28     COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO PMI MEZZANINE FUND, L.P. (Filed as exhibit 4.28 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference)...................         *

4.29     SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996, FROM ENTERPRISES
         TO PMI MEZZANINE FUND, L.P IN THE AGGREGATE PRINCIPAL AMOUNT OF
         $15,000,000. (Filed as exhibit 4.29 to AmeriKing's Registration Statement (No. 333-04261)               *
         and incorporated herein by reference)..........................................................

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

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
 Number                                        Description                                                   Page
 ------                                        -----------                                                   ----
4.32      SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED FEBRUARY 7, 1996,
          FROM ENTERPRISES TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
          LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
          NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 4.32 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

4.33      SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED FEBRUARY 7, 1996,
          FROM ENTERPRISES TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
          LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
          NATIONAL BANK OF BOSTON, AS (Filed as exhibit 4.33 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by
          reference)....................................................................................      *

4.34      LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM AMERIKING TO THE FIRST
          NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT
          (Filed as exhibit 4.34 to AmeriKing's Registration Statement (No 333-
          04261) and incorporated herein by reference)..................................................      *

4.35      GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIRGINIA CORPORATION
          I AND AMERIKING CINCINNATI CORPORATION I TO THE FIRST NATIONAL BANK OF
          BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO,
          AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 4.35 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

4.36      UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE, DATED FEBRUARY 7,
          1996, FROM ENTERPRISES TO FFCA ACQUISITION CORPORATION (Filed as
          exhibit 4.36 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference).............................................................      *

4.37      FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WARRANT FROM
          AMERIKING TO PMI MEZZANINE FUND, L.P..........................................................      *

4.38      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO SENIOR NOTES
          (Filed as exhibit 4.38 to AmeriKing's Registration Statement (No. 333-
          04261) and incorporated herein by reference)..................................................      *

4.39      FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38)...............................................      *

4.40      INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO EXCHANGE
          DEBENTURES (Filed as exhibit 4.40 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference)...............................      *

4.41      INTENTIONALLY OMITTED.........................................................................      *

4.42      FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT 4.40)........................................      *

4.43      PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING TENNESSEE
          CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION LIMITED IN THE
          AGGREGATE PRINCIPAL AMOUNT OF $6,100,000 (Filed as exhibit 4.43 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

4.44      CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR PREFERRED STOCK
          (Filed as exhibit 4.44 to AmeriKing's Registration Statement (No. 333-
          04261) and incorporated herein by reference)..................................................      *

4.45      PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING TENNESSEE
          CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION LIMITED IN THE
          AGGREGATE PRINCIPAL AMOUNT OF $900,000 (Filed as exhibit 4.45 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
 Number                                        Description                                                   Page
 ------                                        -----------                                                   ----
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

9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG LAWRENCE
         JARO, TABOR RESTAURANT ASSOCIATES, INC., JARO ENTERPRISES, INC., JARO
         RESTAURANTS, INC. AND JB RESTAURANTS, INC. (Filed as exhibit 9.1 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated
         herein by reference)...........................................................................      *

9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG WILLIAM
         OSBORN, CASTLEKING, INC., OSBURGER, INC. AND WHITE-OSBORN, INC. (Filed
         as exhibit 9.2 to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference)..........................................................      *

10.1     SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT,
         DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING, ENTERPRISES, THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT
         (Filed as exhibit 10.1 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference)...................................................      *

10.2     SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
         ENTERPRISES AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
         LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
         NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 10.2 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference)...................      *

10.3     AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF BOSTON, THE
         OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE
         FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 10.3 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference)...................      *

10.4     STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG AMERIKING
         AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
         LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT (Filed as exhibit 10.4 to AmeriKing's Registration Statement (No
         333-04261) and incorporated herein by reference)...............................................      *

10.5     AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
         LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
         NATIONAL BANK OF BOSTON AS AGENT (Filed as exhibit 10.5 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by
         reference).....................................................................................      *

10.6     SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
         VIRGINIA CORPORATION I, AMERIKING CINCINNATI CORPORATION I AND THE
         FIRST NATIONAL BANK OF BOSTON (Filed as exhibit 10.6 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by
         reference).....................................................................................      *

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
 Number                                        Description                                                   Page
 ------                                        -----------                                                   ----
10.7      STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          ENTERPRISES, AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI
          CORPORATION I AND THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit
          10.7 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference).............................................................      *

10.8      AMENDED AND RESTATED PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
          BETWEEN AMERIKING AND JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed
          as exhibit 10.8 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).........................................................      *

10.9      PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING AND JZ
          EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed as exhibit 10.9 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.10     SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG BKC, JZ
          EQUITY PARTNERS PLC (f/n/a MCIT PLC) AND AMERIKING (Filed as exhibit
          10.10 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference).............................................................      *

10.11     AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE AGREEMENT, DATED
          FEBRUARY 7, 1996, BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS, INC.
          (Filed as exhibit 10.11 to AmeriKing's Registration Statement (No 333-
          04261) and incorporated herein by reference)..................................................      *

10.12     INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG BKC,
          AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
          LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING AND
          THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit 10.12 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.13     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN ENTERPRISES
          AND BKC (Filed as exhibit 10.13 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference).........................................      *

10.14     RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21, 1996, BETWEEN
          ENTERPRISES AND BKC (Filed as exhibit 10.14 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by
          reference)....................................................................................      *

10.15     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN ENTERPRISES
          AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
          LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON,
          AS AGENT (Filed as exhibit 10.15 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference).........................................      *

10.16     NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND, L.P. (Filed as exhibit
          10.16 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference).............................................................      *

10.17     FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT, BY AND AMONG
          AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND, L.P............................................      *

10.18     SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES, AMERIKING VIRGINIA CORPORATION I, AMERIKING
          CINCINNATI CORPORATION I, AMERIKING TENNESSEE CORPORATION I, AMERIKING
          COLORADO CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT AND
          BKC (Filed as exhibit 10.18 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference)..............................................      *

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
 Number                                        Description                                                   Page
 ------                                        -----------                                                   ----
10.19     SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING VIRGINIA CORPORATION I, AMERIKING TENNESSEE CORPORATION I
          AND FFCA ACQUISITION CORPORATION (Filed as exhibit 10.19 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.20     LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING VIRGINIA
          CORPORATION I, AMERIKING TENNESSEE CORPORATION I AND FFCA ACQUISITION
          CORPORATION (Filed as exhibit 10.20 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference)...............................      *

10.21     FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHISEE (Filed as
          exhibit 10.21 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).........................................................      *

10.22     SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as exhibit 10.22 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.23     FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed as exhibit 10.23 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.24     SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as exhibit 10.24 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.25     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGEMENT OF BKC
          FRANCHISE AGREEMENT (Filed as exhibit 10.25 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by
          reference)....................................................................................      *

10.26     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT OF BKC LEASE
          AGREEMENT (Filed as exhibit 10.26 to AmeriKing's Registration
          Statement (No 333-04261) and incorporated herein by reference)................................      *

10.27     CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
          AMERIKING, ENTERPRISES AND BKC (Filed as exhibit 10.27 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by
          reference)....................................................................................      *

10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG
          ENTERPRISES, AMERIKING TENNESSEE CORPORATION I AND BKC (Filed as
          exhibit 10.28 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).........................................................      *

10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND BKC
          (Filed as exhibit 10.29 to AmeriKing's Registration Statement (No. 333-
          04261) and incorporated herein by reference)..................................................      *

10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
          AMERIKING VIRGINIA CORPORATION I AND JOSEPH J. NAPARLO (Filed as
          exhibit 10.30 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).........................................................      *

10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
          TJC MANAGEMENT CORPORATION, AMERIKING AND ENTERPRISES (Filed as
          exhibit 10.31 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).........................................................      *

10.32     INTENTIONALLY OMITTED.........................................................................      *

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
 Number                                        Description                                                   Page
 ------                                        -----------                                                   ----
10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1, 1994
          BETWEEN ENTERPRISES AND AMERIKING (Filed as exhibit 10.33 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED FEBRUARY 7, 1996,
          BETWEEN ENTERPRISES AND AMERIKING (Filed as exhibit 10.34 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN LAWRENCE JARO AND ENTERPRISES (Filed as exhibit 10.35 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as exhibit 10.36 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN GARY HUBERT AND ENTERPRISES (Filed as exhibit 10.37 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN JOEL AASEBY AND ENTERPRISES (Filed as exhibit 10.38 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN SCOTT VASATKA AND ENTERPRISES (Filed as exhibit 10.39 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.40     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1, 1997, BETWEEN
          AUGUSTUS F. HOTHORN AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed
          as exhibit 10.40 to AmeriKing's Form 10-Q for the three quarters ended
          September 29, 1997 and incorporated herein by reference)......................................      *

10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG AMERIKING AND EACH OF
          THE SIGNATORIES TO THIS REGISTRATION STATEMENT (Filed as exhibit 10.41 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference)..........................................................................      *

10.42     INTENTIONALLY OMITTED.........................................................................

10.43     INTENTIONALLY OMITTED.........................................................................

10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS HEADQUARTERS (Filed as
          exhibit 10.44 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).........................................................      *

10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995, BETWEEN
          AMERIKING COLORADO CORPORATION I AND FRANCHISE ACCEPTANCE CORPORATION
          LIMITED (Filed as exhibit 10.45 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference).........................................      *

10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996, BETWEEN AMERIKING
          TENNESSEE CORPORATION I AND FRANCHISE ACCEPTANCE CORPORATION LIMITED
          (Filed as exhibit 10.46 to AmeriKing's Registration Statement (No. 333-
          04261) and incorporated herein by reference)..................................................      *

10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC, AMERIKING, AND THE
          TRUSTEE AS REPRESENTATIVE OF THE HOLDERS OF SENIOR NOTES UNDER THE
          INDENTURE (ATTACHED TO EXHIBIT 4.38)..........................................................      *

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
 Number                                        Description                                                   Page
 ------                                        -----------                                                   ----
10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT BETWEEN WILLIAM
          OSBORN AND ENTERPRISES (Filed as exhibit 10.48 to AmeriKing's Form 10-
          K for the year ended December 30, 1996 and incorporated herein by
          reference)....................................................................................      *

10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE STOCKHOLDERS
          APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 10.49 to
          AmeriKing's Form 10-K for the year ended December 30, 1996 and
          incorporated herein by reference).............................................................      *

10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE COMPANY (Filed as
          exhibit 10.50 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).........................................................      *

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

10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC, AMERIKING ENTERPRISES,
          AMERIKING COLORADO CORPORATION I, AMERIKING ILLINOIS CORPORATION I,
          AMERIKING TENNESSEE CORPORATION I, AMERIKING VIRGINIA CORPORATION I
          AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit 10.53 to
          AmeriKing's Form 10-K for the year ended December 30, 1996 and
          incorporated herein by reference).............................................................      *

10.54     THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of June
          17, 1997 among NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING INC.
          and BANKBOSTON, N.A...........................................................................      *

10.55     FOURTH AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of
          December 24, 1998 among NATIONAL RESTAURANT ENTERPRISES, INC.,
          AMERIKING INC. and BANKBOSTON, N.A............................................................      *

10.56     WAIVER TO ACQUISITION CREDIT AGREEMENT........................................................      *

10.57     WAIVER TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT.....................................      *

10.58     ACQUISITION CREDIT AGREEMENT dated as of December 24, 1998 among
          NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON,
          N.A...........................................................................................      *

11++++    STATEMENTS RE: COMPUTATION OF EARNINGS PER SHARE..............................................

12++++    STATEMENTS RE: COMPUTATION OF RATIOS..........................................................

21        SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by
          reference)....................................................................................      *

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
 Number                                        Description                                                   Page
 ------                                        -----------                                                   ----
24        POWER OF ATTORNEY.............................................................................      *

25        T-1 FOR EXCHANGE DEBENTURE INDENTURE..........................................................      *

26        T-1 FOR SENIOR NOTE INDENTURE.................................................................      *

    *    Previously filed.

   ++The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.

++++Superseding exhibit.