Form 10-Q
period 2001-06-25
AMERIKING INC
filed 2001-08-09
CIK 1014599

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

                 For the quarterly period ended June 25, 2001

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from _________ to __________

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2001 was 902,992 shares of common stock, $.01 par value per share (the "Common Stock").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

  Item 1. Financial Statements............................................   2

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  14

PART II

  Item 6. Exhibits, and Reports on Form 8-K...............................  15

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND
SUBSIDIARY

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of June 25, 2001 and December 25, 2000.....   3

Consolidated Statements of Operations for the quarter ended June 25, 2001 and June 26, 2000, and the two quarters ended June 25, 2001 and June 26,
 2000.....................................................................   4

Consolidated Statements of Stockholders' Deficit for the two quarters ended June 25, 2001 and the fiscal years ended December 25, 2000 and
 December 27, 1999........................................................   5

Consolidated Statements of Cash Flows for the two quarters ended June 25,
 2001 and June 26, 2000...................................................   6

Notes to Consolidated Financial Statements ...............................   7

                         AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      June 25, 2001 and December 25, 2000

                                                        June 25,
                                                          2001     December 25,
                       ASSETS                         (unaudited)      2000
                       ------                         ------------ ------------
Current assets:
  Cash and cash equivalents.......................... $ 17,792,000 $ 21,174,000
  Accounts receivable................................    2,369,000    3,131,000
  Inventories........................................    4,344,000    5,113,000
  Prepaid expenses...................................    3,009,000    2,853,000
  Current portion of deferred income taxes...........    1,054,000    1,054,000
                                                      ------------ ------------
    Total current assets.............................   28,568,000   33,325,000
Property and equipment...............................   68,396,000   77,213,000
Goodwill.............................................  153,502,000  156,214,000
Deferred income taxes................................    5,320,000    6,599,000
Other assets:
  Deferred financing costs...........................    4,367,000    4,859,000
  Franchise agreements...............................    6,994,000    8,068,000
  Other long-term assets.............................      285,000      288,000
                                                      ------------ ------------
    Total other assets...............................   11,646,000   13,215,000
                                                      ------------ ------------
    Total............................................ $267,432,000 $286,566,000
                                                      ============ ============


        LIABILITIES, SENIOR PREFERRED STOCK
             AND STOCKHOLDERS' DEFICIT
             -------------------------
Current liabilities:
  Accounts payable and other accrued expenses....... $ 20,328,000  $ 19,183,000
  Accrued payroll and related expenses..............   10,374,000     8,848,000
  Accrued taxes payable.............................    3,924,000     3,698,000
  Current portion of long-term debt.................      955,000       983,000
  Debt subject to acceleration......................          --    224,715,000
                                                     ------------  ------------
    Total current liabilities.......................   35,581,000   257,427,000
Long-term debt--less current portion and debt
 subject to acceleration............................  224,826,000       600,000
Other long-term liabilities.........................   14,772,000    16,635,000
                                                     ------------  ------------
    Total liabilities...............................  275,179,000   274,662,000
Commitments and contingencies
Senior preferred stock..............................   53,774,000    50,444,000
Stockholders' deficit:
  Preferred stock...................................           75            75
  Common stock......................................        9,030         9,030
  Accumulated deficit...............................  (61,530,105)  (38,549,105)
                                                     ------------  ------------
    Total stockholders' deficit.....................  (61,521,000)  (38,540,000)
                                                     ------------  ------------
    Total........................................... $267,432,000  $286,566,000
                                                     ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                               Quarter Ended            Two Quarters Ended
                          -------------------------  --------------------------
                            June 25,     June 26,      June 25,      June 26,
                              2001         2000          2001          2000
                          ------------  -----------  ------------  ------------
Sales
  Restaurant food sales.  $ 92,990,000  $99,959,000  $180,590,000  $189,640,000
  Non-food sales........     2,748,000    2,964,000     5,156,000     5,943,000
                          ------------  -----------  ------------  ------------
    Total sales.........    95,738,000  102,923,000   185,746,000   195,583,000
Restaurant operating
 expenses:
  Cost of food sales....    27,054,000   29,596,000    53,448,000    56,149,000
  Cost of non-food
   sales................     1,896,000    2,531,000     3,845,000     5,139,000
  Restaurant labor and
   related costs........    27,534,000   26,622,000    53,609,000    51,715,000
  Occupancy.............    10,584,000   10,721,000    21,194,000    20,602,000
  Depreciation and
   amortization of
   goodwill and
   franchise agreements.     3,845,000    4,147,000     7,771,000     8,248,000
  Advertising...........     4,897,000    5,699,000     9,510,000    10,697,000
  Royalties.............     3,255,000    3,499,000     6,321,000     6,638,000
  Other restaurant
   operating expenses...    10,125,000    9,545,000    20,503,000    18,653,000
                          ------------  -----------  ------------  ------------
    Total restaurant
     operating expenses.    89,190,000   92,360,000   176,201,000   177,841,000
General and
 administrative
 expenses...............     4,672,000    4,764,000     9,694,000     9,186,000
Other operating
 expenses:
  Depreciation expense--
   office...............       165,000      240,000       333,000       491,000
  Write-down of long-
   lived assets.........     5,696,000      142,000     5,696,000       142,000
  Loss on disposal of
   fixed assets.........        72,000      246,000       372,000       251,000
  Management and
   directors' fees......       313,000      163,000       325,000       325,000
                          ------------  -----------  ------------  ------------
    Total other
     operating expenses.     6,246,000      791,000     6,726,000     1,209,000
                          ------------  -----------  ------------  ------------
Operating income (loss).    (4,370,000)   5,008,000    (6,875,000)    7,347,000
Other expense:
  Interest expense......    (5,268,000)  (5,158,000)  (10,861,000)  (10,572,000)
  Amortization of
   deferred costs.......      (247,000)    (244,000)     (464,000)     (459,000)
  Other expense--net ...       (24,000)     (74,000)      (48,000)     (116,000)
                          ------------  -----------  ------------  ------------
    Total other expense.    (5,539,000)  (5,476,000)  (11,373,000)  (11,147,000)
                          ------------  -----------  ------------  ------------
Loss before income tax
 expense (benefit)......    (9,909,000)    (468,000)  (18,248,000)   (3,800,000)
Income tax expense
 (benefit)..............       643,000     (188,000)    1,341,000    (1,520,000)
                          ------------  -----------  ------------  ------------
Net loss................   (10,552,000)    (280,000)  (19,589,000)   (2,280,000)
Preferred stock
 dividends (cumulative,
 undeclared)............      (163,000)    (154,000)     (324,000)     (306,000)
Senior preferred stock
 dividends..............    (1,674,000)  (1,474,000)   (3,332,000)   (2,917,000)
Amortization of senior
 preferred stock
 issuance costs.........       (31,000)     (29,000)      (60,000)      (59,000)
                          ------------  -----------  ------------  ------------
Loss applicable to
 common stockholders....  $(12,420,000) $(1,937,000) $(23,305,000) $ (5,562,000)
                          ============  ===========  ============  ============
Weighted average number
 of shares outstanding--
 basic and diluted......       902,992      902,992       902,992       902,992
                          ------------  -----------  ------------  ------------
Net loss per common
 share--basic and
 diluted................  $     (13.75) $     (2.15) $     (25.81) $      (6.16)
                          ============  ===========  ============  ============

                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

            For the Two Quarters Ended June 25, 2001 (unaudited) and the Fiscal Years Ended December 25, 2000 and December 27, 1999

                                                      Retained
                                   Preferred Common   Earnings
                                     Stock   Stock   (Deficit)       Total
                                   --------- ------ ------------  ------------
BALANCE--December 28, 1998........    $75    $9,030 $ (8,825,105) $ (8,816,000)
  Dividends on senior preferred
   stock..........................                    (5,325,000)   (5,325,000)
  Amortization of senior preferred
   stock issuance costs...........                     (119,000)     (119,000)
  Net income......................                       817,000       817,000
                                      ---    ------ ------------  ------------

BALANCE--December 27, 1999........     75     9,030  (13,452,105)  (13,443,000)
  Dividends on senior preferred
   stock..........................                    (6,026,000)   (6,026,000)
  Amortization of senior preferred
   stock issuance costs...........                      (119,000)     (119,000)
  Net loss........................                   (18,952,000)  (18,952,000)
                                      ---    ------ ------------  ------------

BALANCE--December 25, 2000........     75     9,030  (38,549,105)  (38,540,000)
  Dividends on senior preferred
   stock..........................                    (3,332,000)   (3,332,000)
  Amortization of senior preferred
   stock issuance costs...........                       (60,000)      (60,000)
  Net loss........................                   (19,589,000)  (19,589,000)
                                      ---    ------ ------------  ------------
BALANCE--June 25, 2001
 (unaudited)......................    $75    $9,030 $(61,530,105) $(61,521,000)
                                      ===    ====== ============  ============



                See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Two Quarters Ended June 25, 2001 and June 26, 2000
                                  (unaudited)

                                                    December 26,  December 27,
                                                      2000 to       1999 to
                                                      June 25,      June 26,
                                                        2001          2000
                                                    ------------  ------------
Cash flows from operating activities:
Net loss........................................... $(19,589,000) $ (2,280,000)
  Adjustments to reconcile net loss to net cash
   flows (used in) from operating activities:
  Depreciation and amortization....................    8,568,000     9,198,000
  Deferred income taxes............................    1,279,000    (1,519,000)
  Write-down of long-lived assets..................    5,696,000       142,000
  Loss on disposal of fixed assets.................      372,000       251,000
  Changes in:
    Accounts receivable............................      762,000       405,000
    Inventories....................................      769,000     1,304,000
    Prepaid expenses...............................     (156,000)     (908,000)
    Vendor incentives..............................          --      9,912,000
    Accounts payable, accrued and other long-term
     liabilities...................................    1,034,000    (4,926,000)
                                                    ------------  ------------
      Net cash flows (used in) from operating
       activities..................................   (1,265,000)   11,579,000
Cash flows from investing activities:
  Purchase of restaurant franchise agreements,
   equipment and goodwill..........................          --     (3,689,000)
  Cash paid for franchise agreements...............          --       (625,000)
  Cash paid for property and equipment.............   (1,583,000)   (6,711,000)
                                                    ------------  ------------
      Net cash flows used in investing activities..   (1,583,000)  (11,025,000)
Cash flows from financing activities:
  Advances under line of credit....................          --      5,975,000
  Cash paid for financing costs....................      (15,000)      (44,000)
  Purchase of fractional shares-senior prefered
   stock...........................................       (2,000)          --
  Payments on short-term debt......................          --       (255,000)
  Payments on long-term debt and capital leases....     (517,000)     (405,000)
                                                    ------------  ------------
      Net cash flows (used in) from financing
       activities..................................     (534,000)    5,271,000
                                                    ------------  ------------
Net change in cash and cash equivalents............   (3,382,000)    5,825,000
  Cash and cash equivalents--Beginning of year.....   21,174,000    14,754,000
                                                    ------------  ------------
  Cash and cash equivalents--End of quarter........ $ 17,792,000  $ 20,579,000
                                                    ============  ============
Supplemental disclosures of cash flow information:
  Cash paid for interest........................... $  5,933,000  $ 10,806,000
                                                    ============  ============
  Cash paid for income taxes....................... $     39,000  $    279,000
                                                    ============  ============
Supplemental disclosure of noncash investing and
 financing activities:
  Senior preferred stock dividends................. $  3,332,000  $  2,917,000
  Amortization of senior preferred stock issuance
   costs...........................................       60,000        59,000
                                                    ------------  ------------
      Total........................................ $  3,392,000  $  2,976,000
                                                    ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

   In the Company's opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly our financial position as of June 25, 2001, the results of operations for the quarter and two quarters ended June 25, 2001 and June 26, 2000 and cash flows for the two quarters ended June 25, 2001 and June 26, 2000. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 25, 2000 filed on March 26, 2001.

   The results of operations for the quarter and two quarters ended June 25, 2001 and June 26, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Summary of Significant Accounting Policies

   Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

   Net Loss Per Common Share--In calculating net loss per share, loss applicable to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the two quarters ended June 25, 2001 and June 26, 2000 due to the antidilutive effect of the stock options and warrants in the respective quarters.

   Reclassifications--Certain information in the consolidated financial statements for the quarter ended June 26, 2000 has been reclassified to conform to the current reporting format.

   New Accounting Standards--In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for the use of the purchase method in all future business combinations as well as assignment of purchase price for goodwill and other intangible assets. SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. For identified intangible assets, the estimated useful lives are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS 142 also states that no future amortization of goodwill will occur. Goodwill and other intangible assets will remain subject to impairment tests to be performed using independent measures of fair value (i.e. independent appraisals, listed market prices, etc.) in comparison with reporting unit net asset values (including goodwill). Any excess of the carrying value of a reporting unit or units over the fair value will be recorded as an impairment loss.

   Statements No. 141 and 142 are effective for the Company beginning with the first quarter in fiscal 2002 and will result in a change in accounting method. The Company can not reasonably estimate at this time what the impairment effect will be upon the adoption of these new standards and has not had any independent appraisals of its reporting units performed as of August 2001, but does intend to obtain independent appraisals no later than the first quarter of fiscal 2002. Goodwill amortization expense for the six months ended June 25, 2001 was $2,560,000 and for the year ended December 25, 2000 was $5,339,000

   Accounting for the Impairment of Long-Lived Assets--The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During the first two quarters of 2001 and 2000, the Company wrote down approximately $5.7 million and $0.1 million of long-lived assets, respectively. These write downs consisted primarily of goodwill recorded as part of the acquired restaurant. The remaining write down consisted of restaurant equipment, signage and other related store assets.

                        AMERIKING, INC. AND SUBSIDIARY

3. Restructuring--In November 2000, the Company restructured its development and field marketing functions, and re-evaluated its restaurant development plans, to reduce costs associated with previous plans to rapidly grow upon anticipated refinancing in fiscal 2000. As a result, the Company terminated 16 employees for a total cost of $711,000. This represented salary continuation plus benefits and outplacement services. The Company is also in the process of exiting excess leased space to be closed as a result of canceling its previous growth plans. This represents an estimate of $576,000 to terminate such lease agreements. The Company determined that $3,036,000 in capitalized costs associated with certain development plans and certain software costs associated with discontinued upgrades to existing restaurant systems, as well as refinancing costs associated with planned acquisitions should be written off. The restructuring liability is included as a component of accounts payable and other accrued expenses.

   During the two quarters ended June 25, 2001, the Company paid $409,000 related to the aforementioned employee terminations, $133,000 to terminate lease agreements and $97,000 for other restructuring costs that were accrued for at year end. All remaining restructuring commitments will be paid by the end of the first quarter 2002.

4. Business Condition--At December 25, 2000, the Company was not in compliance with certain financial covenants of its Revolving Credit Facility and Acquisition Credit Facility (collectively the Credit Facilities). The Company obtained a waiver from its banks of such non-compliance as of December 25, 2000; however, the Company was out of compliance at the end of each of the first two quarters of fiscal 2001. Because of these covenant violations at December 25, 2000, the Company classified the long-term portion of its debt as subject to acceleration. On June 29, 2001, the Company completed an exchange offer for approximately 99.5% of its outstanding Ameriking Senior Notes and amended its bank credit agreement (see "Subsequent Event" below). In the process, effective June 29, 2001, the Company is in compliance with its credit facility and bond indenture agreements.

   As a result of the long-term debt being subject to acceleration, the Company had negative working capital of $221.7 million at December 25, 2000. The negative working capital includes $224.7 million of long-term debt subject to acceleration. In addition, during fiscal 2000, the Company incurred a loss from operations of $23.0 million. With compliance, the long-term debt is no longer subject to acceleration and working capital at June 25,2001 is now a negative $7.0 million. The Company has also incurred net losses of $19.6 million for the two quarters ended June 25, 2001.

   In addition to lowering current cash obligations for its Senior Notes, the Company is currently considering financing alternatives that would potentially reduce existing cash obligations for capital expenditures as well. The Company has discussed preliminary opportunities with its lending group, Burger King Corporation ("BKC") and other investment advisors.

   In the next twelve months, the Company does not intend to have significant capital improvements other than that obligated under its existing franchise agreements and vendor incentive agreement, and to complete the development of stores substantially in progress at December 25, 2000. The Company has no planned acquisitions, nor does it have any cash commitments related to previous acquisitions. The Company believes that available cash on hand, together with its forecast of operating results in the next twelve months, will be sufficient to meet current debt service obligations. However, one of the financial covenants under the new credit agreement is a monthly measure of minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, if the Company is not able to achieve these measures, the Company will not be in compliance with its bank covenants and debt will be subject to acceleration under the credit agreement. If the Company is unable to fund its capital improvement obligations and does not reach an agreement with BKC on deferment of the timing of these obligations, the Company may be in technical default of its franchise agreements for those affected restaurants.

5. Subsequent event--On June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). Of the $100 million in AmeriKing Senior Notes, approximately 99.5% were exchanged for bonds issued by National Restaurant Enterprise Holdings, Inc. ("NRE Holdings"), a new subsidiary of the Company. NRE Holdings is the sole stockholder of National Restaurant Enterprises, Inc., the subsidiary through which the Company conducts its operations.

                        AMERIKING, INC. AND SUBSIDIARY

   For each $2,000 principal amount of AmeriKing Senior Notes (or portion thereof) tendered, NRE Holdings exchanged $1,000 principal amount of its 10 3/4% Senior Notes ("NRE Senior Notes") due November 15, 2007 and a unit consisting of $1,000 of its 13% Senior PIK Notes ("NRE Senior PIK Notes") due May 15, 2008 and a warrant to purchase a pro rata portion of 19.99% of NRE Holdings' common stock. In lieu of the payment of cash interest on the AmeriKing Senior Notes for the period from December 1, 2000 to June 1, 2001, NRE Holdings paid interest in kind at the rate of 15% per year in respect of the NRE Senior Notes and the NRE Senior PIK Notes, as if each had been outstanding since November 15, 2000 to May 15, 2001.

   From and after May 15, 2001, the NRE Senior Notes bear interest at the rate of 10 3/4% per year. Payments of interest on the NRE Senior Notes will be payable semi-annually in cash in arrears on November 15 and May 15 in each year, beginning November 15, 2001, to holders of record of NRE Senior Notes at the close of business on the May 1 or November 1 immediately preceding such interest payment date. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

   From and after May 15, 2001, the NRE Senior PIK Notes bear interest at the rate of 13% per year. Payments of interest on the NRE Senior PIK Notes is payable semi-annually in kind in arrears on November 15 and May 15 in each year, beginning November 15, 2001, to holders of record of NRE Senior PIK Notes at the close of business on the May 1 or November 1 immediately preceding such interest payment date. The outstanding principal amount of the NRE Senior PIK Notes will be increased on May 15 and November 15, beginning November 15, 2001, by an amount equal to the interest payable for the preceding semi-annual period. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

   The NRE Holdings' securities have not been registered under the Securities Act of 1933 and were offered only to holders of the Senior Notes that are "accredited investors" as defined in Regulation D under the Securities Act of 1933. NRE Holdings has agreed to file a registration statement relating to an offer to exchange identical securities issued by NRE Holdings for the NRE Senior Notes and the NRE Senior PIK Notes, or if an exchange offer cannot be made, a registration statement that will enable holders of the NRE Senior Notes and the NRE Senior PIK Notes to offer or sell those securities in compliance with the Securities Act of 1933. NRE Holdings will be required to pay liquidated damages to the holders of the notes if it is unable to complete these registrations within specified time periods.

   Concurrent with the exchange, National Restaurant Enterprises entered into a $115,500,000 amended and restated senior secured revolving credit facility with Fleet National Bank, as agent. The credit agreement contains several financial covenants, which will require National Restaurant Enterprises to maintain certain financial ratios and restrict National Restaurant Enterprises' ability to incur indebtedness and pay dividends. The commitment fee on the unused portion of the revolver will be 1/2% per year, payable quarterly. As part of the terms of the credit facility, the Company made a principal payment of $3.326 million to reduce the outstanding credit facility balance from $118.8 million. The Company also incurred $2.2 million in amendment and closing fees paid and payable to its bank group, with $1.7 million payable no later than June 30, 2002.

   The repayment of borrowings under the credit facility is guaranteed by AmeriKing, NRE Holdings and certain subsidiaries of National Restaurant Enterprises and will be secured by a perfected first priority security interest in all of the assets of each such entity, excluding certain assets pledged in connection with the Franchise Acceptance Corporation Notes and the pledge of 95% of the outstanding capital stock or 100% of the outstanding non-voting capital stock of each such entity (other than AmeriKing). Mandatory commitment reductions will be required in the event that there are any proceeds from the sale of assets or securities by AmeriKing with additional commitment reductions tied to the availability of cash in excess of certain thresholds.

   The borrowings under the credit facility bear interest at a rate per year equal to the Base Rate (as defined in the new credit agreement) plus 3.00%. The new credit agreement also contains standard representations, warranties and covenants, including certain financial covenants, such as a leverage ratio, a debt service coverage ratio, a minimum EBITDA requirement and a limit on annual capital expenditures. As of June 29, 2001, the Company and its subsidiaries were in compliance with all financial covenants of the amended credit facility and bond indentures.

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

Quarter ended June 25, 2001 Compared to Quarter ended June 26, 2000

   Restaurant Sales. Total sales decreased $7.2 million or 7.0% during the quarter ended June 25, 2001, to $95.7 million, from $102.9 million during the quarter ended June 26, 2000. Sales at the comparable restaurants, including only those restaurants owned by us at June 25, 2001, decreased 8.5% for the quarter primarily due to a decrease in customer traffic as BKC's national marketing program did not generate incremental traffic versus that of the prior year. The decline in comparable sales was partially offset by the additional sales generated from the development of 20 restaurants during 2000.

   Restaurant Operating Expenses. Total restaurant operating expenses decreased $3.2 million, or 3.5% during the quarter ended June 25, 2001, to $89.2 million from $92.4 million in the quarter ended June 26, 2000. This decrease was a direct result of lower sales volumes and the variable nature of expenses such as cost of food sales, occupancy, advertising and royalties, partially offset by an increase in labor. As a percentage of sales, restaurant operating expenses increased 3.5%, to 93.2% during the quarter ended June 25, 2001 from 89.7% during the quarter ended June 26, 2000. This increase was due primarily to the fixed nature of many operating expenses offset by declining same store sales as discussed below.

   Cost of sales decreased $3.2 million and decreased 1.0% as a percentage of sales to 30.2% during the quarter ended June 25, 2001 from 31.2% during the quarter ended June 26, 2000. Cost of food sales decreased $2.5 million and decreased 0.5% as a percentage of sales to 28.3% during the quarter ended June 25, 2001 from 28.8% during the quarter ended June 26, 2000. The decrease in cost of food sales dollars is the result of higher supplier rebates and the variable nature of food costs on lower sales volumes, partially offset by the additional stores that were developed since the same quarter last year. The improvement in gross margin is due to less discounting of menu prices and the implementation of a three tier value meal menu option which allows the customer to select between three drink and french fry sizes. This improvement in gross margin from value pricing options for our customers was partially offset by higher commodity costs, specifically beef. Cost of non-food sales decreased $0.6 million during the quarter ended June 25, 2001, and decreased 0.5% as a percentage of sales to 2.0% from 2.5% during the quarter ended June 26, 2000. The decrease in cost of non-food sales is the direct result of the decrease in non-food sales. Non-food promotional items, typically designed to drive customer traffic into the restaurants, are sold at or near cost.

   Restaurant labor and related costs increased $0.9 million during the quarter ended June 25, 2001, and increased 2.9% as a percentage of total sales to 28.8% during the quarter ended June 25, 2001 from 25.9% in the quarter ended June 26, 2000. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is the result of lower average sales volumes negatively impacting the fixed component of salaries and benefit costs.

   Depreciation and amortization decreased $0.3 million during the quarter ended June 25, 2001, to $3.8 million from $4.1 million in the quarter ended June 26, 2000. As a percentage of sales, depreciation and amortization expense remained constant at 4.0% during the quarter ended June 25, 2001 and the quarter ended June 26, 2000.

   Occupancy and other restaurant operating expenses including advertising and royalties decreased $0.6 million during the quarter ended June 25, 2001 and increased 1.5% as a percentage of sales to 30.1% in the quarter ended June 25, 2001 from 28.6% in the quarter ended June 26, 2000. Occupancy expense decreased $0.1 million during the quarter ended June 25, 2001 and increased 0.7% as a percentage of sales to 11.1% during the quarter end June 25, 2001 from 10.4% during the quarter ended June 26, 2000. The percentage increase in occupancy expense is due to the fixed portion of rents on lower sales volumes. Other restaurant operating expenses, including advertising and royalties, decreased $0.5 million and increased 0.9% as a percentage of sales to 19.1% during the quarter ended June 25, 2001 from 18.2% during the quarter ended June 26, 2000. This decrease in other restaurant operating expense dollars is primarily due to the reduction in advertising and royalty expenses offset by an increase in insurance costs and utilities.

   General and Administrative Expenses. General and administrative expenses decreased $0.1 million to $4.7 million during the quarter ended June 25, 2001 and increased 0.3% as a percent of sales to 4.9% during the quarter ended June 25, 2001 from 4.6% during the quarter ended June 26, 2000. The decrease in general and administrative expenses is due to staff and general spending reductions in the corporate office offset by an increases in field management and related costs associated with the newly developed restaurants near the end of last year.

   Other Operating Expenses. Other operating expenses increased $5.5 million to $6.3 million during the quarter ended June 25, 2001 from $0.8 million for the quarter ended June 26, 2000. The increase in other operating expenses is due to a write-down of long-lived assets of $5.7 million, partially offset by lower office related depreciation expense.

   Other Expense. Other expense remained flat at $5.5 million during the quarter ended June 25, 2001 and the quarter ended June 26, 2000.

   Income taxes. Despite a net loss, the Company incurred income tax expense of $0.6 million. This expense is due primarily to an increase in the valuation allowance associated with net deferred tax assets.

   EBITDA. As defined in Item 2, EBITDA decreased $4.3 million to $5.8 million for the quarter ended June 25, 2001 from $10.1 million for the quarter ended June 26, 2000. As a percentage of total sales, EBITDA decreased 3.9%, to 6.0% for the quarter ended June 25, 2001 from 9.9% for the quarter ended June 26, 2000. The decline in EBITDA is the result of the factors discussed above.

Two Quarters ended June 25, 2001 Compared to Two Quarters ended June 26, 2000

   Restaurant Sales. Total sales decreased $9.9 million or 5.0% during the quarter ended June 25, 2001, to $185.7 million, from $195.6 million during the two quarters ended June 26, 2000. Sales at the comparable restaurants, including only those restaurants owned by the Company at June 25, 2001, decreased 7.6% for the two quarters primarily due to a decrease in customer traffic as BKC's national marketing program did not generate incremental traffic versus that of the prior year. The decline in comparable sales was partially offset by the additional sales generated from the purchase of 5 restaurants in March 2000 and the development of 20 restaurants during 2000.

   Restaurant Operating Expenses. Total restaurant operating expenses decreased $1.6 million, or 0.9% during the two quarters ended June 25, 2001, to $176.2 million from $177.8 million in the quarter ended June 26, 2000. This decrease was a direct result of lower sales volumes and the variable nature of expenses such as cost of food sales, advertising and royalties, partially offset by an increase in labor and other restaurant operating. As a percentage of sales, restaurant operating expenses increased 4.0%, to 94.9% during the two quarters ended June 25, 2001 from 90.9% during the two quarters ended June 26, 2000. This increase was due primarily to the fixed nature of many operating expenses offset by declining same store sales as discussed below.

   Cost of sales decreased $4.0 million and decreased 0.5% as a percentage of sales to 30.8% during the two quarters ended June 25, 2001 from 31.3% during the two quarters ended June 26, 2000. Cost of food sales decreased $2.7 million and increased 0.1% as a percentage of sales to 28.8% during the quarter ended June 25, 2001 from 28.7% during the quarter ended June 26, 2000. The decrease in cost of food sales dollars is the result of higher supplier rebates and the variable nature of food costs on lower sales volumes, partially offset by the additional stores that were acquired and developed since the same two quarters last year. The improvements in gross margin is due to higher commodity costs, specifically beef, partially offset by less discounting of menu prices and the implementation of a three tier value meal menu option which allows the customer to select between three drink and french fry sizes. Cost of non-food sales decreased $1.3 million during the two quarters ended June 25, 2001, and decreased 0.5% as a percentage of sales to 2.1% from 2.6% during the two quarters ended June 26, 2000. The decrease in cost of non-food sales is the direct result of the decrease in non-food sales. Non-food promotional items, typically designed to drive customer traffic into the restaurants, are sold at or near cost.

   Restaurant labor and related costs increased $1.9 million to $53.6 million during the two quarters ended June 25, 2001, and increased 2.5% as a percentage of total sales to 28.9% during the two quarters ended June 25, 2001 from 26.4% during the two quarters ended June 26, 2000. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is the result of lower average sales volumes negatively impacting the fixed component of salaries and benefit costs.

   Depreciation and amortization decreased $0.5 million during the two quarters ended June 25, 2001, to $7.8 million from $8.3 million during the two quarters ended June 26, 2000. As a percentage of sales, depreciation and amortization remained at 4.2% during the two quarters ended June 25, 2001 and the two quarters ended June 26, 2000.

   Occupancy and other restaurant operating expenses including advertising and royalties increased $0.9 million to $57.5 million during the two quarters ended June 25, 2001 and increased 2.1% as a percentage of sales to 31.0% during the two quarters ended June 25, 2001 from 28.9% during the two quarters ended June 26, 2000. Occupancy expense increased $0.6 million during the two quarters ended June 25, 2001 and increased 0.9% as a percentage of sales to 11.4% during the two quarters end June 25, 2001 from 10.5% during the two quarters ended June 26, 2000. The percentage increase in occupancy expense is due to the fixed portion of rents on lower sales volumes. Other restaurant operating expenses, including advertising and royalties, increased
$0.3 million and increased 1.2% as a percentage of sales to 19.6% during the two quarters ended June 25, 2001 from 18.4% during the two quarters ended June 26, 2000. This increase is primarily due to the increase in insurance costs and utilities offset by a decline in advertising and royalties. In addition, the Company recorded pre-opening costs relative to new restaurant developments in other expense which were $0.1 million and $0.3 million for the two quarters ended June 25, 2001 and June 26, 2000, respectively.

   General and Administrative Expenses. General and administrative expenses increased $0.5 million to $9.7 million during the two quarters ended June 25, 2001 and increased 0.5% as a percent of sales to 5.2% during the two quarters ended June 25, 2001 from 4.7% during the two quarters ended June 26, 2000. The increase in general and administrative expenses is due to staff increases in field management and related costs associated with the newly acquired and developed restaurants.

   Other Operating Expenses. Other operating expenses increased $5.5 million to $6.7 million during the two quarters ended June 25, 2001 from $1.2 million for the two quarters ended June 26, 2000. The increase in other operating expenses is due to a write-down of long-lived assets of $5.7 million, partially offset by lower office related depreciation expense.

   Other Expense. Other expense increased $0.3 million during the two quarters ended June 25, 2001 to $11.4 million from $11.1 million during the two quarters ended June 26, 2000. The increase in other expense is due to higher interest expense related to the increased borrowings under the line of credit due to the 2000 acquisitions, as well as higher interest rates than experienced during the same time period last year.

   Income taxes. Despite a net loss, the Company incurred income tax expense of $1.3 million. This expense is due primarily to an increase in the valuation allowance associated with net deferred tax assets.

   EBITDA. As defined in Item 2, EBITDA decreased $9.5 million to $7.7 million for the two quarters ended June 25, 2001 from $17.2 million for the two quarters ended June 26, 2000. As a percentage of total sales, EBITDA decreased 4.7%, to 4.1% for the two quarters ended June 25, 2001 from 8.8% for the two quarters ended June 26, 2000. The decline in EBITDA is a result of the factors discussed above.

Liquidity and Capital Resources

   Net cash flows from operating activities decreased $12.9 million during the two quarters ended June 25, 2001, to a use of cash of $1.3 million, from a source of cash of $11.6 million during the two quarters ended June 26, 2000. The decrease is primarily due to receiving a $9.9 million, one-time vendor incentive in the first quarter of 2000. The other contributing factor was an increase in net loss. The Company received two installments of one-time vendor incentives from its soft drink suppliers totaling approximately $20.0 million in March and August of 2000. These vendor incentives are being amortized over 10 years. In return for receipt of these monies, the Company is currently obligated to make certain leasehold improvements to existing stores over the next eighteen to twenty-four months.

   Capital spending for the two quarters ended June 25, 2001 was $1.6 million. These capital expenditures were for the replacement of equipment in the Company's existing facilities.

   For the two quarters ended June 25, 2001, the Company made principal reductions totaling approximately $0.5 million related to the 1995, 1996, and 1998 FAC Notes.

   The Company anticipates capital expenditures in fiscal 2001 to be approximately $5.1 million related to equipment replacement and remodeling of existing facilities. There are no plans for new restaurant development. AmeriKing has contractual obligations for restaurants subject to franchise renewal and other commitments for exterior image changes. The capital expenditures for these restaurants are estimated to be $10.4 million. These commitments represent obligations related to renewed franchise agreements in fiscal 2000 and anticipated expenditures in fiscal 2001. AmeriKing is also obligated for store improvements related to the receipt of vendor incentives in fiscal 2000. AmeriKing is in the process of completing the approved changes to signage, restaurant grounds and drive-thrus and anticipates these remaining obligations to be approximately $10.0 million. Changes to restaurant grounds and drive-thrus must be completed by December 31, 2002, with the deadline for signage changes being June 30, 2003. On June 20, 2001, the Company was notified of an additional design change which includes a new kitchen. The new kitchen must be installed by June 30, 2002 at an estimated cost of $4.0 million. The actual amount of the Company's cash requirements for capital expenditures presently depends on, among other things, the costs associated with ongoing equipment replacement and remodeling of existing restaurants and the number of franchised restaurants subject to renewal, including the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals. If the Company is unable to fund its capital improvement obligations and does not reach an agreement with BKC on deferment of the timing of these obligations, the Company may be in technical default of its franchise agreements for those affected restaurants.

   The Company is structured as a holding company with no independent operations, as the Company's operations are conducted exclusively through its wholly owned subsidiaries. The Company's only significant assets are the capital stock of its subsidiaries. As a holding company, the Company's cash flow, its ability to meet its debt service requirements and its ability to pay cash dividends on the Senior Preferred Stock are dependent upon the earnings of its subsidiaries and their ability to declare dividends or make other intercompany transfers to the Company. Under the terms of the indenture pursuant to which the Senior Notes were offered (the "Indenture"), the Company's subsidiaries may incur certain indebtedness pursuant to agreements that may restrict the ability of such subsidiaries to make such dividends or other intercompany transfers necessary to service the Company's obligations, including its obligations under the Senior Notes, the Senior Preferred Stock and any 13% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") the Company may exchange pursuant to the Indenture. The Indenture restricts, among other things, the Company's and its Restricted Subsidiaries' (as defined in the Indenture) ability to pay dividends or make certain other restricted payments, including the payment of cash dividends on or the redemption of the Senior Preferred Stock, to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make restricted investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition, the Company's Amended and Restated Credit Agreement (as defined) and Acquisition Credit Agreement (as defined) with Fleet National Bank and other lenders thereto contain other and more restrictive covenants and prohibit the Company's subsidiaries from declaring dividends or making other intercompany transfers to the Company in certain circumstances.

   On June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). Of the $100 million in AmeriKing Senior Notes, approximately 99.5% were exchanged for bonds issued by National Restaurant Enterprise Holdings, Inc. ("NRE Holdings"), a new subsidiary of the Company. NRE Holdings is the sole stockholder of National Restaurant Enterprises, Inc., the subsidiary through which the Company conducts its operations. The Company believes that available cash on hand together with its forecast of EBITDA in the next twelve months will be sufficient to meet current debt service obligations. See subsequent event footnote to the condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $121.3 million at June 25, 2001. Of this balance, the Fleet National Bank revolver comprised $118.8 million bearing an interest rate calculated at Fleet National Bank's base rate plus 1.25%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.0 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.5 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $0.5 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

                                    PART II

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                                   Exhibits

   The following exhibits are filed as part of this report.

     11  STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

     12  STATEMENT RE: COMPUTATION OF RATIOS

                              Reports on Form 8-K

   On April 6, 2001, the Company filed a Current Report on Form 8-K, announcing under Item 5 the resignation of Mr. Joel Aaseby as Chief Financial Officer, Corporate Secretary and Director.

   On June 1, 2001, the Company filed a Current Report on Form 8-K, announcing under Item 5, the intent to exchange its 10 3/4% Senior Notes due December 2006 as well as, enter into a new $115.5 million amended and restated senior secured revoloving credit facility with Fleet National Bank, as agent.

   On July 12, 2001, the Company filed a Current Report on Form 8-K, announcing under Item 5, the exchange of its 10 3/4% Senior Notes due December 2006, and a new $115.5 million amended and restated senior secured revoloving credit facility.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois.

                                          AmeriKing, Inc.

Date ________________________________     -------------------------------------
                                                    Lawrence E. Jaro
                                              Managing Owner, Chairman and
                                                 Chief Executive Officer
Date ________________________________     -------------------------------------
                                                   Augustus F. Hothorn
                                           President, Chief Operating Officer
                                                      and Director
Date ________________________________     -------------------------------------
                                                      John C. Clark
                                                  Corporate Controller
                                           (Principal Financial and Accounting
                                                     Representative)

                               INDEX TO EXHIBITS

                                                                                                              Sequentially
     Exhibit                                                                                                    Numbered
     Number                               Description                                                             Page
     ------                               ------------                                                            ----
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

                                                                                                              Sequentially
     Exhibit                                                                                                    Numbered
     Number                               Description                                                            Page
     ------                               ------------                                                           ----
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

     2.22     ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
              SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
              ENTERPRISES, INC. (Filed as exhibit 2.22 to AmeriKing's Form 10-Q for the quarter ended
              March 30, 1998 and incorporated herein by reference.........................................        *

                                                                                                              Sequentially
       Exhibit                                                                                                  Numbered
       Number                        Description                                                                 Page
       ------                        ------------                                                                 ----
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

                                                                                                             Sequentially
      Exhibit                                                                                                  Numbered
      Number                      Description                                                                    Page
      ------                      ------------                                                                   ----

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

                                                                                                             Sequentially
      Exhibit                                                                                                  Numbered
      Number                               Description                                                           Page
      ------                               ------------                                                          ----
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

                                                                                                              Sequentially
      Exhibit                                                                                                   Numbered
      Number                         Description                                                                 Page
      ------                         ------------                                                                 ----
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

                                                                                                              Sequentially
      Exhibit                                                                                                   Numbered
      Number                         Description                                                                 Page
      ------                         ------------                                                                 ----
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

                                                                                                              Sequentially
      Exhibit                                                                                                   Numbered
      Number                         Description                                                                 Page
      ------                         ------------                                                                 ----
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

       4.48   FIRST SUPPLEMENTAL INDENTURE, DATED JUNE 28, 2001, BETWEEN AMERIKING AND TRUSTEE (Filed as
              exhibit 4.48 to AmeriKing's Form 8-K on July 12, 2001 and incorporated herein by  reference)         *

       4.49   INDENTURE, DATED JUNE 29, 2001, BETWEEN NATIONAL RESTAURANT ENTERPRISES HOLDINGS, INC. AND
              TRUSTEE WITH RESPECT TO 13% SENIOR PIK NOTES (Filed as
              exhibit 4.49 to AmeriKing's Form 8-K on July 12, 2001 and incorporated herein by reference).         *

       4.50   INDENTURE, DATED JUNE 29, 2001, BETWEEN NATIONAL RESTAURANT ENTERPRISES HOLDINGS, INC. AND
              TRUSTEE WITH RESPECT TO 10-3/4% SENIOR NOTES (Filed as
              exhibit 4.50 to AmeriKing's Form 8-K on July 12, 2001 and incorporated herein by reference).         *

       4.51   AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT, DATED JULY 9, 2001, WITH RESPECT TO 13%
              PIK NOTES (Filed as exhibit 4.51 to AmeriKing's Form 8-K on July 12, 2001 and incorporated
              herein by reference)........................................................................         *

       4.52   AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT, DATED JULY 9, 2001, WITH RESPECT TO 10-3/4%
              SENIOR NOTES (Filed as exhibit 4.52 to AmeriKing's Form 8-K on July 12, 2001 and
              incorporated herein by reference)...........................................................         *

       4.53   WARRANT AGREEMENT, DATED JUNE 29, 2001, BETWEEN NATIONAL RESTAURANT ENTERPRISES HOLDINGS,
              INC. AND STATE STREET BANK AND TRUST COMPANY, AS WARRANT AGENT (Filed as exhibit 4.53 to
              AmeriKing's Form 8-K on July 12, 2001 and incorporated herein by reference).................        *

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

                                                                                                              Sequentially
     Exhibit                                                                                                    Numbered
     Number                          Description                                                                 Page
     ------                          ------------                                                                 ----
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

                                                                                                              Sequentially
      Exhibit                                                                                                   Numbered
      Number                         Description                                                                 Page
      ------                         ------------                                                                 ----
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

                                                                                                              Sequentially
      Exhibit                                                                                                   Numbered
      Number                         Description                                                                 Page
      ------                         ------------                                                                 ----
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

      10.40   EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1, 1997,
              BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL RESTAURANT
              ENTERPRISES, INC. (Filed as exhibit 10.40 to AmeriKing's Form 10-Q for the three quarters
              ended September 29, 1997 and incorporated herein by reference)..............................         *

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

      10.42   INTENTIONALLY OMITTED.......................................................................

      10.43   INTENTIONALLY OMITTED.......................................................................

                                                                                                              Sequentially
      Exhibit                                                                                                   Numbered
      Number                         Description                                                                 Page
      ------                         ------------                                                                 ----
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

      10.55   FOURTH AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of
              December 24, 1998 among NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING
              INC. and BANKBOSTON, N.A. (Filed as exhibit 10.55 to AmeriKing's Form 10-K for the year
              ended December 25, 2000 and incorporated herein by reference)...............................         *

                                                                                                              Sequentially
      Exhibit                                                                                                   Numbered
      Number                         Description                                                                 Page
      ------                         ------------                                                                 ----
      10.56   WAIVER TO ACQUISITION CREDIT AGREEMENT (Filed as exhibit 10.56 to AmeriKing's Form 10-K for
              the year ended December 25, 2000 and incorporated herein by reference)......................         *

      10.57   WAIVER TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT (Filed
              as exhibit 10.57 to AmeriKing's Form 10-K for the year ended December 25, 2000 and
              incorporated herein by reference)...........................................................         *

      10.58   ACQUISITION CREDIT AGREEMENT dated as of December 24, 1998 among NATIONAL RESTAURANT
              ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON, N.A. (Filed
              as exhibit 10.58 to AmeriKing's Form 10-K for the year ended December 25, 2000 and
              incorporated herein by reference)...........................................................         *

      10.59   CONSOLIDATED, AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT, DATED JUNE 29, 2001, AMONG
              NATIONAL RESTAURANT ENTERPRISES, INC., NATIONAL RESTAURANT ENTERPRISES HOLDINGS, INC.,
              AMERIKING, INC. AND FLEET NATIONAL BANK AS AGENT (Filed as exhibit 10.59 to AmeriKing's
              Form 8-K on July 12, 2001 and incorporated herein by reference).............................         *

      10.60   INTERCREDITOR AGREEMENT, DATED JUNE 29, 2001, AMONG BURGER KING CORPORATION, AMERIKING,
              INC., NATIONAL RESTAURANT ENTERPRISES HOLDINGS, INC., NATIONAL RESTAURANT ENTERPRISES,
              INC., AMERIKING COLORADO CORPORATION, AMERIKING INDIANA HOLDINGS, INC., AMERIKING TENNESSEE
              CORPORATION, AMERIKING INDIANA, L.P. and STATE STREET BANK AND TRUST COMPANY AS SUCCESSOR
              TRUSTEE (Filed as exhibit 10.60 to AmeriKing's Form 8-K on July 12, 2001 and incorporated
              herein by reference)........................................................................         *

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