Form 10-Q/A
period 2001-03-26
AMERIKING INC
filed 2001-10-29
CIK 1014599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                                          Ameriking, Inc.

October 24, 2001                          /s/ Lawrence E. Jaro
_______________________________           _____________________________________
Date                                      Lawrence E. Jaro
                                          Managing Owner, Chairman and Chief
                                          Executive Officer

October 24, 2001                          /s/ Augustus F. Hothorn
_______________________________           _____________________________________
Date                                      Augustus F. Hothorn
                                          President, Chief Operating Officer
                                           and Director

October 24, 2001                          /s/ John C. Clark
_______________________________           _____________________________________
Date                                      John C. Clark
                                          Corporate Controller (Principal
                                          Financial and Accounting
                                          Representative)