Form 10-Q/A
period 2001-06-25
AMERIKING INC
filed 2001-10-29
CIK 1014599

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

                                          AmeriKing, Inc.

          October 24, 2001                        /s/ Lawrence E. Jaro
Date ________________________________     -------------------------------------
                                                    Lawrence E. Jaro
                                              Managing Owner, Chairman and
                                                 Chief Executive Officer

          October 24, 2001                       /s/ Augustus F. Hothorn
Date ________________________________     -------------------------------------
                                                   Augustus F. Hothorn
                                           President, Chief Operating Officer
                                                      and Director

          October 24, 2001                          /s/ John C. Clark
Date ________________________________     -------------------------------------
                                                      John C. Clark
                                                  Corporate Controller
                                           (Principal Financial and Accounting
                                                     Representative)