Form 10-Q
period 2001-09-24
AMERIKING INC
filed 2001-11-08
CIK 1014599

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2001

                                       OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from _____________to

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

     The number of shares outstanding of each of the registrant's classes of common stock as of November 6, 2001 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I
   Item 1.    Financial Statements.................................................        2


   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................       10


   Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........       15



PART II
   Item 6.    Exhibits, and Reports on Form 8-K....................................       17

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

Item 1. Financial Statements and Supplementary Data

            Index To The Consolidated Financial Statements Of AmeriKing, Inc. And Subsidiary

                                                                                                      Page
                                                                                                      ----

Consolidated Balance Sheets as of September 24, 2001 and December 25, 2000 ..........................    3

Consolidated Statements of Operations for the quarter ended September 24, 2001
and September 25, 2000 and the three quarters ended September 24, 2001 and September 25, 2000 .......    4

Consolidated Statements of Stockholders' Deficit for the three quarters
ended September 24, 2001 and the fiscal years ended December 25, 2000 and December 27, 1999 .........    5

Consolidated Statements of Cash Flows for the three quarters ended September 24, 2001
and September 25, 2000 ..............................................................................    6

Notes to Consolidated Financial Statements ..........................................................    7

                         AMERIKING, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    September 24, 2001 and December 25, 2000

                                                                   September 24,
                                                                        2001          December 25,
                                                                    (unaudited)           2000
                                                                   --------------     ------------
                                   ASSETS
                                   ------
Current assets:
     Cash and cash equivalents ............................         $   8,821,000     $ 21,174,000
     Accounts receivable ..................................             2,179,000        3,131,000
     Inventories ..........................................             3,974,000        5,113,000
     Prepaid expenses .....................................             2,761,000        2,853,000
     Current portion of deferred income taxes .............             1,054,000        1,054,000
                                                                    -------------        ---------
          Total current assets ............................            18,789,000       33,325,000
Property and equipment ....................................            65,525,000       77,213,000
Goodwill ..................................................           143,442,000      156,214,000
Deferred income taxes .....................................             4,639,000        6,599,000
Other assets:
     Deferred financing costs .............................             3,407,000        4,859,000
     Franchise agreements .................................             6,545,000        8,068,000
     Other long-term assets ...............................               273,000          288,000
                                                                    -------------     ------------
          Total other assets .............................             10,225,000       13,215,000
                                                                    -------------     ------------
Total      ................................................         $ 242,620,000     $286,566,000
                                                                    =============     ============

                       LIABILITIES, SENIOR PREFERRED STOCK
                            AND STOCKHOLDERS' DEFICIT
                            -------------------------
Current liabilities:
     Accounts payable and other accrued expenses ..........         $  13,703,000     $ 19,183,000
     Accrued payroll and related expenses .................             5,843,000        8,848,000
     Accrued taxes payable ................................             4,853,000        3,698,000
     Current portion of long-term debt ....................           116,478,000          983,000
     Debt subject to acceleration .........................           114,895,000      224,715,000
                                                                    -------------      -----------
          Total current liabilities .......................           255,772,000      257,427,000
Long-term debt--less current portion and debt subject
to acceleration ...........................................               600,000          600,000
Other long-term liabilities ...............................            14,051,000       16,635,000
                                                                    -------------     ------------
          Total liabilities ...............................           270,423,000      274,662,000
Commitments and contingencies:
Senior preferred stock ....................................            55,504,000       50,444,000
Stockholders' deficit:
     Preferred stock ......................................                    75               75
     Common stock .........................................                 9,030            9,030
     Accumulated deficit ..................................           (83,316,105)     (38,549,105)
                                                                    -------------     ------------
          Total stockholders' deficit .....................           (83,307,000)     (38,540.000)
                                                                    -------------     ------------
Total      ................................................         $ 242,620,000     $286,566,000
                                                                    =============     ============

                 See notes to consolidated financial statements.

                           AMERIKING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                               Quarter Ended                 Three Quarters Ended
                                                               -------------                 --------------------
                                                          September 24, September 25,     September 24   September 25,
                                                              2001          2000              2001           2000
                                                          ------------  ------------      ------------   ------------
Sales
     Restaurant food sales............................    $ 92,302,000  $100,168,000      $272,892,000   $289,808,000
     Non-food sales...................................       2,640,000     3,664,000         7,796,000      9,607,000
                                                          ------------  ------------      ------------   ------------
          Total sales.................................      94,942,000   103,832,000       280,688,000    299,415,000
Restaurant operating expenses:
     Cost of food sales...............................      27,654,000    28,738,000        81,102,000     84,887,000
     Cost of non-food sales...........................       2,161,000     3,217,000         6,006,000      8,356,000
     Restaurant labor and related costs...............      27,486,000    27,590,000        81,095,000     79,749,000
     Occupancy........................................      10,517,000    10,872,000        31,711,000     31,474,000
     Depreciation and amortization of goodwill and
        franchise agreements..........................       3,652,000     5,280,000        11,423,000     13,527,000
     Advertising......................................       4,198,000     5,323,000        13,708,000     16,020,000
          Royalties...................................       3,231,000     3,506,000         9,552,000     10,144,000
          Write-down of long-lived assets.............      10,797,000     2,602,000        16,493,000      2,744,000
          Other restaurant operating expenses.........       9,768,000    10,355,000        30,271,000     29,008,000
                                                          ------------  ------------      ------------   ------------
          Total restaurant operating expenses.........      99,464,000    97,483,000       281,361,000    275,909,000
General and administrative expenses...................       2,517,000     4,718,000        12,211,000     13,460,000
Other operating expenses:
     Depreciation expense-office......................         165,000       195,000           498,000        686,000
     Loss on disposal of fixed assets.................         675,000       218,000         1,047,000        469,000
     Management and directors' fees...................         163,000       163,000           488,000        488,000
                                                          ------------  ------------          --------   ------------
          Total other operating expenses..............       1,003,000       576,000         2,033,000      1,643,000
                                                          ------------  ------------      ------------   ------------
Operating income (loss)...............................      (8,042,000)    1,055,000       (14,917,000)     8,403,000
Other expense:
     Interest expense.................................      (8,226,000)   (5,612,000)      (19,087,000)   (16,483,000)
     Amortization of deferred costs...................        (142,000)     (231,000)         (606,000)      (690,000)
     Other expense--net ..............................         (24,000)      269,000           (72,000)       452,000
                                                          ------------  ------------      ------------   ------------
          Total other expense.........................      (8,392,000)   (5,574,000)      (19,765,000)   (16,721,000)
                                                          ------------  ------------      ------------   ------------
Loss before extraordinary item and income tax
expense (benefit).....................................     (16,434,000)   (4,519,000)      (34,682,000)    (8,318,000)
Income tax expense (benefit)..........................         681,000    (1,806,000)        2,022,000     (3,326,000)
                                                          ------------  ------------      ------------   ------------
Loss before extraordinary item........................     (17,115,000)   (2,713,000)      (36,704,000)    (4,992,000)
Extraordinary loss on early extinguishment of debt
net of taxes .........................................       2,914,000            --         2,914,000             --
                                                          ------------  ------------      -------------  ------------
Net loss..............................................     (20,029,000)   (2,713,000)      (39,618,000)    (4,992,000)
Preferred stock dividends (cumulative, undeclared)....        (166,000)     (156,000)         (490,000)      (462,000)
Senior preferred stock dividends......................      (1,728,000)   (1,521,000)       (5,060,000)    (4,438,000)
Amortization of senior preferred stock issuance
costs.................................................         (29,000)      (30,000)          (89,000)       (89,000)
                                                          ------------  ------------      ------------   ------------
Loss applicable to common stockholders................    $(21,952,000) $ (4,420,000)     $(45,257,000)  $ (9,981,000)
                                                          ============  ============      ============   ============
Earnings per common share:
Net loss per common share before extraordinary
 loss.................................................    $     (21.08) $      (4.89)     $     (46.89)  $     (11.05)
Extraordinary loss....................................           (3.23)           --      $      (3.23)            --
                                                          ------------  ------------      ------------   ------------

Net loss per common share--basic and diluted..........    $     (24.31) $      (4.89)     $     (50.12)  $     (11.05)
                                                          ============  ============      ============   ============
Weighted average number of shares outstanding--
 basic and diluted....................................         902,992       902,992           902,992        902,992
                                                          ============  ============      ============   ============



                 See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

             For the Three Quarters Ended September 24, 2001 and the Fiscal Years Ended December 25, 2000 and December 27, 1999

                                                                                     Additional
                                                               Preferred   Common     Paid-In       Accumulated
                                                                 Stock      Stock     Capital        Deficit             Total
                                                              ----------   -------   ----------    ------------      -------------

BALANCE--December 28, 1998 ...............................    $       75   $ 9,030     $    ---    $ (8,825,105)     $ (8,816,000)
   Dividends on senior preferred stock ...................                                           (5,325,000)       (5,325,000)
   Amortization of senior preferred stock
    issuance costs .......................................                                             (119,000)         (119,000)
   Net income ............................................                                              817,000           817,000
                                                                                       --------    ------------       -----------
BALANCE--December 27, 1999 ...............................            75     9,030          ---     (13,452,105)      (13,443,000)
   Dividends on senior preferred stock ...................                                           (6,026,000)       (6,026,000)
   Amortization of senior preferred stock
    issuance costs .......................................                                             (119,000)         (119,000)
   Net loss ..............................................                                          (18,952,000)      (18,952,000)
                                                                                       ---------   ------------      ------------
BALANCE--December 25, 2000 ...............................            75     9,030          ---     (38,549,105)      (38,540,000)
   Dividends on senior preferred stock ...................                                           (5,060,000)       (5,060,000)
   Amortization of senior preferred stock
    Issuance costs .......................................                                              (89,000)          (89,000)
   Net loss ..............................................                                          (39,618,000)      (39,618,000)
                                                              ----------  --------     --------    ------------      ------------
BALANCE--September 24, 2001 ..............................    $       75   $ 9,030     $    ---    $(83,316,105)     $(83,307,000)
                                                              ==========   =======     ========    ============     =============


                 See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the Three Quarters Ended September 24, 2001 and September 25, 2000
                                   (unaudited)


                                                                                                  December 26,        December 27,
                                                                                                     2000 to            1999 to
                                                                                                  September 24,      September 25,
                                                                                                     2001                2000
                                                                                                 -------------       -------------
Cash flows from operating activities:
Net loss ...................................................................................     $ (39,618,000)      $ (4,992,000)
     Adjustments to reconcile net loss to net cash flows (used in) from operating activities: .................................................................
     Depreciation and amortization .........................................................        12,527,000         14,903,000
     Deferred income taxes .................................................................         1,961,000         (3,326,000)
     Write-down of long-lived assets .......................................................        16,493,000          2,744,000
     Loss on disposal of fixed assets ......................................................         1,047,000            469,000
     Extraordinary loss on early extinguishment of debt ....................................         2,914,000                ---
     Changes in:
          Accounts receivable ..............................................................           952,000           (500,000)
          Inventories ......................................................................         1,139,000         (1,408,000)
          Prepaid expenses .................................................................            92,000         (1,922,000)
          Vendor incentives ................................................................               ---         20,244,000
          Accounts payable, accrued and other long-term liabilities ........................          (166,000)        (6,970,000)
                                                                                                 -------------       ------------
               Net cash flows from operating activities ....................................        (2,659,000)        19,242,000
Cash flows from investing activities:
     Purchase of restaurant franchise agreements, equipment and goodwill ...................               ---         (3,689,000)
     Cash paid for franchise agreements ....................................................               ---         (1,154,000)
     Cash paid for property and equipment ..................................................        (3,527,000)       (10,183,000)
                                                                                                 -------------       ------------
               Net cash flows used in investing activities .................................        (3,527,000)       (15,026,000)
Cash flows from financing activities:
     Advances under line of credit .........................................................               ---          5,975,000
     Payments on line of credit ............................................................        (3,326,000)               ---
     Cash paid for financing costs .........................................................        (2,094,000)          (235,000)
     Payments on short-term debt ...........................................................               ---           (255,000)
     Payments on long-term debt and capital leases .........................................          (747,000)          (614,000)
                                                                                                 -------------       ------------
               Net cash flows from financing activities ....................................        (6,167,000)         4,871,000
                                                                                                 -------------        -----------
Net change in cash and cash equivalents ....................................................       (12,353,000)         9,087,000
Cash and cash equivalents--Beginning of year ...............................................        21,174,000         14,754,000
                                                                                                 -------------       ------------
Cash and cash equivalents--End of quarter ..................................................     $   8,821,000       $ 23,841,000
                                                                                                 =============       ============
Supplemental disclosures of cash flow information:
     Cash paid during the three quarters for interest ......................................     $   8,814,000       $ 15,096,000
                                                                                                 =============       ============
     Cash paid during the three quarters for income taxes ..................................     $      77,000       $    411,000
                                                                                                 =============       ============
   Supplemental disclosure of noncash investing and financing activities:
     Senior preferred stock dividends ......................................................     $   5,060,000       $  4,438,000
     Amortization of senior preferred stock issuance costs ..............................               89,000             89,000
                                                                                                 -------------       ------------
               Total .......................................................................     $   5,149,000       $  4,527,000
                                                                                                 =============       ============


                 See notes to consolidated financial statements.

                         AMERIKING, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

     In the Company's opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly our financial position as of September 24, 2001, the results of operations for the quarter and three quarters ended September 24, 2001 and September 25, 2000 and cash flows for the three quarters ended September 24, 2001 and September 25, 2000. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 25, 2000 filed on March 26, 2001.

     The results of operations for the quarter and three quarters ended September 24, 2001 and September 25, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Summary of Significant Accounting Policies

     Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Net Loss Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the three quarters ended September 24, 2001 and September 25, 2000 due to the antidilutive effect of the stock options and warrants in the respective quarters.

     New Accounting Standards--In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for the use of the purchase method in all future business combinations as well as assignment of purchase price for goodwill and other intangible assets. SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. For identified intangible assets, the estimated useful lives are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS 142 also states that no future amortization of goodwill will occur. Goodwill and other intangible assets will remain subject to impairment tests, however, SFAS 142 requires that such impairment tests be performed using independent measures of fair value (i.e. independent appraisals, listed market prices, etc.) in comparison with reporting unit net asset values (including goodwill). Any excess of the carrying value of a reporting unit or units over the fair value will be recorded as an impairment loss.

     Statements No. 141 and 142 are effective for the Company, beginning with the first quarter in fiscal 2002 and will result in a change in accounting method. The Company can not reasonably estimate at this time what the impairment effect will be upon the adoption of these new standards and has not had any independent appraisals of its reporting units performed as of October 2001, but does intend to obtain independent appraisals during fiscal 2002. Amortization expense for the nine months ended September 24, 2001 and September 25, 2000 was $3,835,000 and $4,002,000, respectively.

     Accounting for the Impairment of Long-Lived Assets-the Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, we use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During the first three quarters of 2001 and 2000, we wrote down approximately $16.5 million and $2.7 million of long-lived assets, respectively. These write downs consisted primarily of goodwill recorded as part of the acquired restaurant. The remaining write-down consisted of restaurant equipment, signage and other related store assets.

3. Restructuring--In November 2000, the Company restructured its development and field marketing functions, as well as re-evaluated its restaurant development plans, to reduce costs associated with previous plans to rapidly grow upon anticipated refinancing in fiscal 2000. As a result, the Company terminated 16 employees for a total cost of $711,000. This represented salary continuation plus benefits and outplacement services. The Company is also in the process of exiting excess leased space to be closed as a result of canceling its previous growth plans. This represents an estimate of $576,000 to terminate such lease agreements. The Company determined that $3,036,000 in capitalized costs associated with certain development plans and certain software costs associated with discontinued upgrades to existing restaurant systems, as well as refinancing costs associated with planned acquisitions should be written off. The restructuring liability is included as a component of accounts payable and other accrued expenses.

     During the three quarters ended September 24, 2001, the Company paid $498,000 related to the aforementioned employee terminations, $133,000 to terminate lease agreements and $99,000 for other restructuring costs that were accrued for at year end. All remaining restructuring commitments will be paid by the end of the first quarter 2002.

4. Business Condition- At December 25, 2000, the Company was not in compliance with certain financial covenants of its Revolving Credit Facility and Acquisition Credit Facility (collectively the Credit Facilities). The Company obtained a waiver from its banks of these Credit Facilities as of December 25, 2000, however, the Company was out of compliance at the end of each of the first two quarters of fiscal 2001. Because of these covenant violations, the Company classified the long-term portion of its Credit Facilities and Senior Notes currently payable (collectively Affected Debt)- subject to acceleration. As a result of the Affected Debt being subject to acceleration, the Company had negative working capital of $224.1 million as of December 25, 2000. The negative working capital includes $224.7 million of Affected Debt. In addition, during fiscal 2000, the Company incurred a net loss of $19.0 million.

    On June 29, 2001, the Company completed an exchange offer for approximately 99.5% of its outstanding Ameriking Senior Notes and amended its bank credit agreement (see "Exchange Offer" below). In the process effective June 29, 2001, the Company and its subsidiaries were in compliance with all financial covenants of the amended credit facility and bond indentures.

    Though the Company was in compliance with all financial covenants as of September 24, 2001, the Company is not in compliance with its monthly measure of EBITDA based on results for the four-week period ended October 22, 2001. As a result, the Company is no longer in compliance with its bank covenants and the bank debt is subject to acceleration under the credit agreement. After adjusting for the Affected Debt being subject to acceleration, the Company had negative working capital of $236.0 million at September 24, 2001. The negative working capital includes $114.3 million of Affected Debt and 115.5 million due June 2002 under its bank credit agreement. The Company has also incurred a net loss of $39.6 million for the three quarters ended September 24, 2001.

    The Company is currently considering financing alternatives that would potentially reduce existing cash obligations for capital expenditures. The Company has also discussed preliminary opportunities for long-term capital with its lending group, BKC and other investment advisors.

    During fiscal year 2001, management has been holding meetings with various lessors representing approximately 70% of restaurants leased. These meetings are intended to seek reduced base rent payments, percentage rent payments or other methods of rent relief to better reflect the existing restaurant economics of many of our restaurants. To date, we have no formal commitments for any reductions in our lease commitments, but believe that we will be able to achieve reduced rent levels in a select group of our restaurants.

5. Exchange Offer- On June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). Of the $100 million in AmeriKing Senior Notes, approximately 99.5% were exchanged for bonds issued by National Restaurant Enterprise Holdings, Inc. ("NRE Holdings"), a new subsidiary of the Company. NRE Holdings is the sole stockholder of National Restaurant Enterprises, Inc., the subsidiary through which the Company conducts its operations.

    For each $2,000 principal amount of AmeriKing Senior Notes (or portion thereof) tendered, NRE Holdings exchanged $1,000 principal amount of its 10 3/4% Senior Notes ("NRE Senior Notes") due November 15, 2007 and a unit consisting $1,000 of its 13% Senior PIK Notes ("NRE Senior PIK Notes") due May 15, 2008 and a warrant to purchase a pro rata portion of 19.99% of NRE Holdings' common stock. In lieu of the payment of cash interest on the AmeriKing Senior Notes for the period from December 1, 2000 to June 1, 2001, NRE Holdings paid interest in respect of the NRE Senior Notes and the NRE Senior PIK Notes, as if each had been outstanding since November 15, 2000 to May 15, 2001.

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

         From and after May 15, 2001, the NRE Senior PIK Notes bear interest at the rate of 13% per year. Payments of interest on the NRE Senior PIK Notes is payable semi-annually in kind in arrears on November 15 and May 15 in each year, beginning November 15, 2001, to holders of record of NRE Senior PIK Notes at the close of business on the May 1 or November 1 immediately preceding such interest payment date. The outstanding principal amount of the NRE Senior PIK Notes will be increased on May 15 and November 15, beginning May 15, 2001, by an amount equal to the interest payable for the preceding semi-annual period. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

    The NRE Holdings' securities have not been registered under the Securities Act of 1933 and are being offered only to holders of the Senior Notes that are "accredited investors" as defined in Regulation D under the Securities Act of 1933. NRE Holdings has agreed to file a registration statement relating to an offer to exchange identical securities issued by NRE Holdings for the NRE Senior Notes and the NRE Senior PIK Notes, or if an exchange offer cannot be made, a registration statement that will enable holders of the NRE Senior Notes and the NRE Senior PIK Notes to offer or sell those securities in compliance with the Securities Act of 1933. If NRE Holdings will be required to pay liquidated damages to the holders of the notes if it is unable to complete these registrations within specified time periods.

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

    The repayment of borrowings under the credit facility is guaranteed by AmeriKing, NRE Holdings and certain subsidiaries of National Restaurant Enterprises and will be secured by a perfected first priority security interest in all of the assets of each such entity, and the pledge of 95% of the outstanding capital stock or 100% of the outstanding non-voting capital stock of each such entity (other than AmeriKing). Mandatory commitment reductions will be required in the event that there are any proceeds from the sale of assets or securities by AmeriKing with additional commitment reductions tied to the availability of cash in excess of certain thresholds.

    The borrowings under the credit facility bears interest at a rate per year equal to the Base Rate (as defined in the new credit agreement) plus 3.00%. The new credit agreement also contains standard representations, warranties and covenants, including certain financial covenants, such as a leverage ratio, a debt service coverage ratio, a minimum EBITDA requirement and a limit on annual capital expenditures. As mentioned above, the Company is not in compliance with the monthly measure of EBITDA based on results for the four-week period ended October 22, 2001.

6. Extraordinary loss on early extinguishment of debt- As described above, on June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). In conjunction with this transaction, the Company recorded an extraordinary loss of $2.9 million. This extraordinary loss represents the write-off of deferred financing costs related to the notes prior to the exchange. (As the Company has a net loss, there is no associated tax benefit relating to the loss.) Due to the Company's Valuation allowance for deferred tax assets, there is no associated tax benefit relating to the loss.

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

Quarter ended September 24, 2001 Compared to Quarter ended September 25, 2000

     Restaurant Sales. Total sales decreased $8.9 million or 8.6% during the quarter ended September 24, 2001, to $94.9 million, from $103.8 million during the quarter ended September 25, 2000. Sales at the comparable restaurants, including only those restaurants owned by us at September 24, 2001, decreased 8.2% for the quarter primarily due to a decrease in customer traffic as BKC's national marketing program did not generate incremental traffic versus that of the prior year.

     Restaurant Operating Expenses. Total restaurant operating expenses increased $2.0 million, or 2.0% during the quarter ended September 24, 2001, to $99.5 million from $97.5 million in the quarter ended September 25, 2000. This increase was primarily due to significantly higher write-downs of long-lived assets offset by the variable nature of certain expenses such as cost of food sales, labor, occupancy, advertising and royalties which were lower as a direct result of lower sales volumes. As a percentage of sales, restaurant operating expenses increased 10.9%, to 104.8% during the quarter ended September 24, 2001 from 93.9% during the quarter ended September 25, 2000. The majority of this percentage increase is due to higher write-downs of long-lived assets.

     Cost of sales decreased $2.1 million and increased .6% as a percentage of sales to 31.4% during the quarter ended September 24, 2001 from 30.8% during the quarter ended September 25, 2000. Cost of food sales decreased $1.1 million and increased 1.4% as a percentage of sales to 29.1% during the quarter ended September 24, 2001 from 27.7% during the quarter ended September 25, 2000. The decrease in cost of food sales dollars is the result of the variable nature of food costs on lower sales volumes. The decline in gross margin percentage is primarily due to higher commodity costs, specifically beef and cheese, more discounting of menu prices as evidenced by the Triple Play promotion ($.49 cheeseburger/ $.99 double cheeseburger and $1.49 triple cheeseburger) and higher costs associated with the Cravers menu introduced in the fourth quarter last year. This decline in gross margin was partially offset by lower chicken costs and the implementation in the 1st quarter 2001 of a three tier value meal menu option which allows the customer to select between three drink and french fry sizes. Cost of non-food sales decreased $1.0 million during the quarter ended September 24, 2001, and decreased 0.8% as a percentage of sales to 2.3% from 3.1% during the quarter ended September 25, 2000. The decrease in cost of non-food sales is the direct result of the decrease in non-food sales. Non-food promotional items, designed to drive customer traffic into the restaurants, are sold at or near cost.

     Restaurant labor and related costs decreased $0.1 million during the quarter ended September 24, 2001, and increased 2.4% as a percentage of total sales to 29.0% during the quarter ended September 24, 2001 from 26.6% in the quarter ended September 25, 2000. The percentage increase in labor and related costs is the result of lower average sales volumes negatively impacting the fixed component of salaries and benefit costs.

     Operating margin (defined as total sales less total cost of sales and less restaurant labor and related costs) decreased $6.6 million during the quarter ended September 24, 2001, to $37.6 million from $44.3 million in the quarter ended September 25, 2000. As a percentage of sales, operating margin decreased 3.1% to 39.6% during the quarter ended September 24, 2001 from 42.7% in the quarter ended September 25, 2000. The majority of the decrease is the result of lower average sales volumes negatively impacting the fixed component of salaries and benefit costs.

     Depreciation and amortization decreased $1.6 million during the quarter ended September 24, 2001, to $3.7 million from $5.3 million in the quarter ended September 25, 2000. As a percentage of sales, depreciation and amortization expense decreased 1.3% to 3.8% during the quarter ended September 24, 2001 from 5.1% in the quarter ended September 25, 2000. The decrease is due primarily to the prior year acceleration of depreciation on those assets which were being replaced in accordance with our leasehold improvement obligations from the funding we received from our soft drink suppliers.

     Write-down of long-lived assets increased $8.2 million during the quarter ended September 24, 2001, to $10.8 million from $2.6 million in the quarter ended September 25, 2000. As a percentage of sales, write-down of long-lived assets increased 8.9% to 11.4% during the quarter ended September 24, 2001 from 2.5% in the quarter ended September 25, 2000. The increase in the write-down of long-lived assets is attributable to an increase in the number of stores whose cash flows are not sufficient to cover the remaining net book value of each affected store's long-lived assets.


     Occupancy and other restaurant operating expenses including advertising and royalties decreased $2.3 million during the quarter ended September 24, 2001 and increased .2% as a percentage of sales to 29.2% in the quarter ended September 24, 2001 from 29.0% in the quarter ended September 25, 2000. Occupancy expense decreased $0.4 million during the quarter ended September 24, 2001 and increased 0.6% as a percentage of sales to 11.1% during the quarter end September 24, 2001 from 10.5% during the quarter ended September 25, 2000. The percentage increase in occupancy expense is due to the fixed portion of rents on lower sales volumes. Other restaurant operating expenses, including advertising and royalties, decreased $1.9 million and decreased 0.4% as a percentage of sales to 18.1% during the quarter ended September 24, 2001 from 18.5% during the quarter ended September 25, 2000. This decrease in other restaurant operating expense dollars is primarily due to the reduction in advertising and royalty expenses and the decline in pre-opening costs as no new stores opened in the third quarter this year.

     General and Administrative Expenses. General and administrative expenses decreased $2.2 million to $2.5 million during the quarter ended September 24, 2001 and decreased 1.8% as a percent of sales to 2.7% during the quarter ended September 24, 2001 from 4.5% during the quarter ended September 25, 2000. The decrease in general and administrative expenses is due to a $1.8 million reversal of accrued bonuses due to the unlikelihood of hitting financial targets to achieve bonus payments. The remaining portion is due to reduced discretionary spending and staff reductions.

      Other Operating Expenses. Other operating expenses increased $.4 million to $1.0 million during the quarter ended September 24, 2001 from $.6 million for the quarter ended September 25, 2000. The increase in other operating expenses is due to higher losses this year on the disposal of fixed assets.

     Other Income (Expense). Other income (expense) increased $2.8 million to $8.4 million during the quarter ended September 24, 2001 from $5.6 million for the quarter ended September 25, 2000. The majority of the increase in other expenses is due to higher interest rates on the Ameriking Senior Notes and the Bank Credit Facilities in conjunction with the exchange offer and new credit facility.

     Extraordinary loss on early extinguishment of debt- As described above, on June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). In conjunction with this transaction, the Company recorded an extraordinary loss of $2.9 million. This extraordinary loss represents the write-off of deferred financing costs related to the Ameriking Senior Notes. Due to the Company's valuation allowance for deferred tax assets, there is no associated tax benefit relating to the loss.

     Income taxes. Despite a net loss, the Company incurred income tax expense of $0.7 million. This expense is due primarily to an increase in the valuation allowance associated with net deferred tax assets.

     EBITDA. As defined in Item 2, EBITDA decreased $2.3 million to $7.4 million for the quarter ended September 24, 2001 from $9.7 million for the quarter ended September 25, 2000. As a percentage of total sales, EBITDA decreased 1.6%, to 7.8% for the quarter ended September 24, 2001 from 9.4% for the quarter ended September 25, 2000. The decline in EBITDA is the result of the factors discussed above.

Three Quarters ended September 24, 2001 Compared to Three Quarters ended September 25, 2000

     Restaurant Sales. Total sales decreased $18.7 million or 6.3% during the three quarters ended September 24, 2001, to $280.7 million, from $299.4 million during the three quarters ended September 25, 2000. Sales at the comparable restaurants, including only those restaurants owned by the Company at September 24, 2001, decreased 7.8% for the three quarters primarily due to a decrease in customer traffic as BKC's national marketing program did not generate incremental traffic versus that of the prior year. The decline in comparable sales was partially offset by the additional sales generated from the purchase of 5 restaurants in March 2000 and the development of 21 restaurants during 2000. This development was partially offset by the closing of 1 store in 2000 and 5 in 2001.

     Restaurant Operating Expenses. Total restaurant operating expenses increased $5.5 million, or 2.0% during the three quarters ended September 24, 2001, to $281.4 million from $275.9 million in the quarter ended September 25, 2000. This increase was primarily due to significantly higher write-downs of long-lived assets offset by the variable nature of certain expenses such as cost of food sales, labor, occupancy, advertising and royalties which were lower as a direct result of lower sales volumes. As a percentage of sales, restaurant operating expenses increased 8.1%, to 100.2% during the quarter ended September 24, 2001 from 92.1% during the quarter ended September 25, 2000. The majority of this percentage increase is due to higher write-downs of long-lived assets.

     Cost of sales decreased $6.1 million and decreased 0.2% as a percentage of sales to 31.0% during the three quarters ended September 24, 2001 from 31.2% during the three quarters ended September 25, 2000. Cost of food sales decreased $3.8 million and increased 0.5% as a percentage of sales to 28.9% during the three quarters ended September 24, 2001 from 28.4% during the three quarters ended September 25, 2000. The decrease in cost of food sales dollars is the result of the variable nature of food costs on lower sales volumes, partially offset by the additional stores that were acquired and developed in the same three quarters last year. The decline in gross margin percentage is due to higher commodity costs, specifically beef and cheese, and the introduction of the Cravers menu in the fourth quarter last year partially offset by lower chicken costs and the implementation of a three tier value meal menu option which allows the customer to select between three drink and french fry sizes. Cost of non-food sales decreased $2.4 million during the three quarters ended September 24, 2001, and decreased 0.7% as a percentage of sales to 2.1% from 2.8% during the three quarters ended September 25, 2000. The decrease in cost of non-food sales is the direct result of the decrease in non-food sales. Non-food promotional items, typically designed to drive customer traffic into the restaurants, are sold at or near cost.

     Restaurant labor and related costs increased $1.3 million to $81.1 million during the three quarters ended September 24, 2001, and increased 2.3% as a percentage of total sales to 28.9% during the three quarters ended September 24, 2001 from 26.6% during the three quarters ended September 25, 2000. The increase in restaurant labor and related costs was primarily due to the increased number of stores and the additional labor associated with them. In addition, the percentage increase is the result of lower average sales volumes negatively impacting the fixed component of salaries and benefit costs.

     Operating margin (defined as total sales less total cost of sales and less restaurant labor and related costs) decreased $13.9 million during the three quarters ended September 24, 2001, to $112.5 million from $126.4 million during the three quarters ended September 25, 2000. Operating margin decreased 2.1% as a percentage of sales to 40.1% from 42.2% during the three quarters ended September 25, 2000 primarily due to the percentage increase in labor and related costs (as explained above).

     Depreciation and amortization decreased $2.1 million during the three quarters ended September 24, 2001, to $11.4 million from $13.5 million during the three quarters ended September 25, 2000. Depreciation and amortization decreased 0.4% as a percentage of sales to 4.1% from 4.5% during the three quarters ended September 25, 2000 primarily due to the prior year acceleration of depreciation on those assets which were being replaced in accordance with our leasehold improvement obligations from the funding we received from our soft drink suppliers.

     Write-down of long-lived assets increased $13.8 million during the three quarters ended September 24, 2001, to $16.5 million from $2.7 million during the three quarters ended September 25, 2000. As a percentage of sales, write-down of long-lived assets increased 5.0% to 5.9% during the three quarters ended September 24, 2001 from .9% during the three quarters ended September 25, 2000. The increase in the write-down of long-lived assets is attributable to an increase in the number of stores whose cash flows are not sufficient to cover the remaining net book value of each affected store's long-lived assets.

     Occupancy and other restaurant operating expenses including advertising and royalties decreased $1.4 million to $85.2 million during the three quarters ended September 24, 2001 and increased 1.5% as a percentage of sales to 30.4% during the three quarters ended September 24, 2001 from 28.9% during the three quarters ended September 25, 2000. Occupancy expense increased $0.2 million during the three quarters ended September 24, 2001 and increased 0.8% as a percentage of sales to 11.3% during the three quarters ended September 24, 2001 from 10.5% during the three quarters ended September 25, 2000. The percentage increase in occupancy expense is due to the fixed portion of rents on lower sales volumes. Other restaurant operating expenses, including advertising and royalties, decreased $1.6 million and increased .6% as a percentage of sales to 19.1% during the three quarters ended September 24, 2001 from 18.5% during the three quarters ended September 25, 2000. This decrease in other operating expense dollars is primarily due to the variable nature of advertising and royalties and improved cash controls offset by increases in insurance costs and utilities. In addition, the Company recorded pre-opening costs relative to new restaurant developments in other expense which were $0.1 million and $0.6 million for the three quarters ended September 24, 2001 and September 25, 2000, respectively.

     General and Administrative Expenses. General and administrative expenses decreased $1.2 million to $12.2 million during the three quarters ended September 24, 2001 and decreased 0.1% as a percent of sales to 4.4% during the three quarters ended September 24, 2001 from 4.5% during the three quarters ended September 25, 2000. The decrease in general and administrative dollars is due to a $1.8 million reversal of accrued bonuses due to the unlikelihood of hitting financial targets to achieve bonus payments. The remaining portion is due to reduced discretionary spending and staff reductions.

     Other Operating Expenses. Other operating expenses increased $.4 million to $2.0 million during the three quarters ended September 24, 2001 from $1.6 million for the three quarters ended September 25, 2000. The increase in other operating expenses is due to higher losses this year on the disposal of fixed assets.

     Other Income (Expense). Other income (expense) increased $3.1 million during the three quarters ended September 24, 2001 to $19.8 million from $16.7 million during the three quarters ended September 25, 2000. The majority of the increase in other expenses is due to higher interest rates on the Ameriking Senior Notes and the Bank Credit Facilities.

     Extraordinary loss on early extinguishment of debt- As described above, on June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). In conjunction with this transaction, the Company recorded an extraordinary loss of $2.9 million. This extraordinary loss represents the write-off of deferred financing costs related to the Ameriking Senior Notes. Due to the Company's valuation allowance for deferred tax assets, there is no associated tax benefit relating to the loss.

     Income taxes. Despite a net loss, the Company incurred income tax expense of $2.0 million. This expense is due primarily to an increase in the valuation allowance associated with net deferred tax assets.

     EBITDA. As defined in Item 2, EBITDA decreased $11.8 million to $15.1 million for the three quarters ended September 24, 2001 from $26.9 million for the three quarters ended September 25, 2000. As a percentage of total sales, EBITDA decreased 3.6%, to 5.4% for the three quarters ended September 24, 2001 from 9.0% for the three quarters ended September 25, 2000. The decline in EBITDA is a result of the factors discussed above.

Liquidity and Capital Resources

     Net cash flows from operating activities decreased $21.9 million during the three quarters ended September 24, 2001, to a use of cash of $2.7 million, from a source of cash of $19.2 million during the three quarters ended September 25, 2000. The decrease is primarily due to receiving a $20.2 million, one-time vendor incentive in the first quarter of 2000. The Company received two installments of one-time vendor incentives from its soft drink suppliers totaling $20.2 million in March and August of 2000. These vendor incentives are being amortized over 10 years. In return for receipt of these monies, the Company is currently obligated to make certain leasehold improvements to existing stores over the next eighteen to twenty-four months. The other contributing factor was an increase in net loss.

     Capital spending for the three quarters ended September 24, 2001 was $3.5 million. These capital expenditures were for the replacement of equipment in the Company's existing facilities.

     For the three quarters ended September 24, 2001, the Company spent $6.2 million on financing activities. In conjunction with the Exhange Offer, the Company made a $3.3 million principal payment towards the bank debt. The Company incurred financing costs of approximately $2.1 million related to the offering. In addition, the Company made principal reductions totaling approximately $0.8 million related to the 1995, 1996, and 1998 FAC Notes.

     The Company anticipates capital expenditures in fiscal 2001 to be approximately $5.1 million related to equipment replacement and remodeling of existing facilities. There are no plans for new restaurant development. AmeriKing has contractual obligations for restaurants subject to franchise renewal and other commitments for exterior image changes. The capital expenditures for these restaurants are estimated to be $10.4 million. These commitments represent obligations related to renewed franchise agreements in fiscal 2000 and anticipated in fiscal 2001. AmeriKing is also obligated for store improvements related to the receipt of vendor incentives in fiscal 2000. AmeriKing is in the process of completing the approved changes to signage, restaurant grounds and drive-thrus and anticipates these remaining obligations to be approximately $10.0 million. Changes to restaurant grounds and drive-thrus must be completed by December 31, 2002, with the deadline for signage changes being June 30, 2003. On June 20, 2001, the Company was notified of another design change which includes a new kitchen. The new kitchen must be installed by June 30, 2002 at an estimated cost of $4.0 million. The actual amount of the Company's cash requirements for capital expenditures presently depends on, among other things, the costs associated with ongoing equipment replacement and remodeling of existing restaurants and the number of franchised restaurants subject to renewal, including the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals. The Company is in discussions with BKC to defer capital obligations should its available cash not be sufficient to meet these obligations. If the Company is unable to fund its capital improvement obligations and does not reach an agreement with BKC on deferment of the timing of these obligations, the Company may be in technical default of its franchise agreements for those affected restaurants.

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

     On June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006. Of the $100 million in Ameriking Senior Notes, approximately 99.5% were exchanged for bonds issues by National Restaurant Enterprise Holdings, Inc. ("NRE Holdings"), a new subsidiary of the Company. NRE Holdings is the sole stockholder of National Restaurant Enterprises, Inc., the subsidiary through which the Company conducts its operations. Though the Company was in compliance with its financial covenants of the credit facility as of September 24, 2001, the Company is not in compliance with the monthly measure of EBITDA (as defined) based on results for the four-week period ended October 22, 2001. Under the amended and restated senior secured revolving credit facility with Fleet National Bank, as agent, the bank syndicate has the right to curtail payments or dividends to NRE Holdings or Ameriking which could affect the semi-annual payment to the bondholders due November 15, 2001. The Company has notified the bank syndicate that we are not in compliance.

     The Company is currently considering financing alternatives that would potentially reduce existing cash obligations for capital expenditures. The Company has also discussed preliminary opportunities for long-term capital with its lending group, BKC and other investment advisors.

     During fiscal year 2001, management has been holding meetings with various lessors representing approximately 70% of restaurants leased. These meetings are intended to seek reduced base rent payments, percentage rent payments or other methods of rent relief to better reflect the existing restaurant economics of many of our restaurants. To date, we have no formal commitments for any reductions in our lease commitments, but believe that we will be able to achieve reduced rent levels in a select group of our restaurants.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $117.9 million at September 24, 2001. Of this balance, the Fleet National Bank revolver comprised $115.5 million bearing an interest rate calculated at Fleet National Bank's base rate plus 3.0%, and the 1995 Franchise Acceptance Corporation ("FAC") Note comprised $1.0 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.5 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $0.6 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

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

         On July 12, 2001, the Company filed a Current Report on Form 8-K, announcing under Item 5, the exchange of its 10 3/4% Senior Notes due December 2006, and a new $115.5 million amended and restated senior secured revolving credit facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois.

                           Ameriking, Inc.






Date                      Lawrence E. Jaro
                          Managing Owner, Chairman and
                           Chief Executive Officer



Date                      Augustus F. Hothorn
                          President, Chief Operating Officer and Director


Date                       Michael J. Nicholas
                          Vice President of Finance, Treasurer and Director Principal Financial Officer


Date                       John C. Clark
                          Vice President of Accounting and Corporate Controller Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                                                         Sequentially
Exhibit                                                                                                      Numbered
Number                                   Descriprtion                                                          Page
------                                   ------------                                                          ----
1.1        FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING ............................................        *

1.2        FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING ............................................        *

2.1++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN BURGER
           KING CORPORATION ( "BKC ") AND NATIONAL RESTAURANT ENTERPRISES, INC.
           ( "ENTERPRISES ") (Filed as exhibit 2.1 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by reference) ..............................        *

2.2++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN JARO
           ENTERPRISES, INC. AND AMERIKING, INC. (FORMERLY KNOWN AS NRE
           HOLDINGS, INC.) ( "AMERIKING ") (Filed as exhibit 2.2 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by
           reference) ...................................................................................        *

2.3++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN JARO
           RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.3 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by
           reference) ...................................................................................        *

2.4++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN TABOR
           RESTAURANTS ASSOCIATES, INC. AND AMERIKING (Filed as exhibit 2.4 to
           AmeriKing's Registration Statement (No. 333-04261) and incorporated
           herein by reference) .........................................................................        *

2.5++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1, 1994, BETWEEN JB
           RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.5 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by
           reference) ...................................................................................        *

2.6++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           CASTLEKING, INC. AND AMERIKING (Filed as exhibit 2.6 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by
           reference) ...................................................................................        *

2.7++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           OSBURGER, INC. AND AMERIKING (Filed as exhibit 2.7 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by
           reference) ...................................................................................        *

2.8++      PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
           WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING (Filed as exhibit 2.8 to
           AmeriKing's Registration Statement (No. 333-04261) and incorporated
           herein by reference) .........................................................................        *

2.9++      PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994, BY AND AMONG
           SHELDON T. FRIEDMAN, BNB LAND VENTURE, INC. AND ENTERPRISES (Filed as
           exhibit 2.9 to AmeriKing's Registration Statement (No. 333-04261) and
           incorporated herein by reference) ............................................................        *


2.10++     ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG DMW, INC.,
           DANIEL L. WHITE AND AMERIKING COLORADO CORPORATION I (Filed as
           exhibit 2.10 to AmeriKing's Registration Statement (No. 333-04261)
           and incorporated herein by reference  ........................................................        *


2.11++     ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG WSG, INC.,
           DANIEL L. WHITE, SUSAN J. WAKEMAN, GEORGE ALAIZ, JR. AND AMERIKING
           COLORADO CORPORATION I (Filed as exhibit 2.11 to AmeriKing's
           Registration Statement (No. 333-04261) and incorporated herein by
           reference) ...................................................................................        *

                                                                                                         Sequentially
Exhibit                                                                                                      Numbered
Number                                Description                                                              Page
------                                -----------                                                              ----
2.12++     PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG QSC,
           INC., THE SHAREHOLDERS OF QSC, INC. AND AMERIKING TENNESSEE
           CORPORATION I (Filed as exhibit 2.12 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference) .................................................        *

2.13++     PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG RO-
           LANK, INC., THE SHAREHOLDERS OF RO-LANK, INC. AND AMERIKING
           TENNESSEE CORPORATION I (Filed as exhibit 2.13 to AmeriKing's Registration
           Statement (No. 333-04261) and incorporated herein by reference) ..............................        *

2.14++     PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995, BY AND
           AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING VIRGINIA
           CORPORATION I (Filed as exhibit 2.14 to AmeriKing's Registration Statement (No. 333-
           04261) and incorporated herein by reference) .................................................        *

2.15++     AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED FEBRUARY
           7, 1996, BY AND AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING
           VIRGINIA CORPORATION I (Filed as exhibit 2.15 to AmeriKing's Registration Statement
           (No. 333-04261) and incorporated herein by reference) ........................................        *

2.16++     ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN THIRTY-
           FORTY, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit 2.16 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
           reference) ...................................................................................        *

2.17++     ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
           HOUSTON, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit
           2.17 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
           reference) ...................................................................................        *

2.18++     ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN FIFTH &
           RACE, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as exhibit 2.18 to
           AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference ......        *

2.19       ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC., THE
           SHAREHOLDERS OF F&P ENTERPRISES, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.19 to AmeriKing's Form 10-Q for the quarter ended
           March 30, 1998 and incorporated herein by reference ..........................................        *

2.20       AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among F&P
           ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and
           NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.20 to AmeriKing's
           Form 10-Q for the quarter ended March 30, 1998 and incorporated herein by reference ..........        *

2.21       ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.21 to AmeriKing's Form 10-Q for the quarter ended
           March 30, 1998 and incorporated herein by reference ..........................................        *

2.22       ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
           SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
           ENTERPRISES, INC. (Filed as exhibit 2.22 to AmeriKing's Form 10-Q for the quarter ended
           March 30, 1998 and incorporated herein by reference ..........................................        *

                                                                                                         Sequentially
Exhibit                                                                                                      Numbered
Number                                    Description                                                          Page
------                                    -----------                                                          ----
2.23     AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997
         Among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC.
         AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.23 to
         AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by
         reference) .....................................................................................        *

2.24     AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC.
         AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.24 to
         AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by
         reference) .....................................................................................        *

2.25     AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. AND
         NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.25 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference) ........        *

2.26     AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June 16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF NORTH FOODS, INC. AND
         NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.26 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference) ........        *

2.27     REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among T&B LEASING,
         THOMAS FICKLING AND WILLIAM PRENTICE (the "PARTNERS"), AND CASTLE
         PROPERTIES, LLC. (Filed as exhibit 2.27 to AmeriKing's Current Report
         on Form 8-K filed on July 14, 1997 and incorporated herein by reference) .......................        *

2.28     AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated April 8,
         1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
         "PARTNERS ") AND CASTLE PROPERTIES, LLC. (Filed as exhibit 2.28 to AmeriKing's
         Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference) ........        *

2.29     AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
         1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
         "PARTNERS "),CASTLE PROPERTIES, LLC AND NATIONAL RESTAURANT
         ENTERPRISES, INC. (Filed as exhibit 2.29 to AmeriKing's Current Report on Form 8-K
         filed on July 14, 1997 and incorporated herein by reference) ...................................        *

2.30     AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
         1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE,
         INVESTORS TITLE EXCHANGE CORPORATION, AND NATIONAL RESTAURANT
         ENTERPRISES, INC. (Filed as exhibit 2.30 to AmeriKing's Current Report on Form 8-K
         filed on July 14, 1997 and incorporated herein by reference) ...................................        *

2.31     REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among W&W
         INVESTMENTS LIMITED PARTNERSHIP, THOMAS FICKLING AND WILLIAM
         PRENTICE (the  "GENERAL PARTNERS "), AND CASTLE PROPERTIES, LLC. (Filed
         as exhibit 2.31 to AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and
         incorporated herein by reference) ..............................................................        *

2.32     AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated April 8,
         1997 among W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS FICKLING
         AND WILLIAM PRENTICE (the  "PARTNERS ") AND CASTLE PROPERTIES, LLC.
         (Filed as exhibit 2.32 to AmeriKing's Current Report on Form 8-K filed on July 14, 1997
         and incorporated herein by reference) ..........................................................        *

                                                                                                         Sequentially
Exhibit                                                                                                      Numbered
Number                                      Description                                                      Page
------                                      -----------                                                      ----
2.33     AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated June 16,
         1997 among W&W INVESTMENT LIMITED PARTNERSHIP, THOMAS FICKLING
         AND WILLIAM PRENTICE (the  "GENERAL PARTNERS "), CASTLE PROPERTIES,
         LLC AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.33 to
         AmeriKing's Current Report on Form 8-K filed on July 14, 1997 and incorporated herein by
         reference) .....................................................................................      *

2.34     STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among THE
         SHAREHOLDERS OF B&J RESTAURANTS, INC., and NATIONAL RESTAURANT
         ENTERPRISES, INC. (Filed as exhibit 2.34 to AmeriKing's Form 10-Q for the quarter ended
         June 30, 1997) .................................................................................      *

3.1      AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF AMERIKING
         (Filed as exhibit 3.1 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) ..............................................................      *

3.2      AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as exhibit 3.2 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......      *

4.1      STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
         AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
         THERETO (Filed as exhibit 4.1 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) ..............................................................      *

4.2      CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREEMENT, DATED
         NOVEMBER 30, 1994, BY AND AMONG AMERIKING AND THE STOCKHOLDERS
         APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.2 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......      *

4.3      CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREEMENT, DATED
         FEBRUARY 7, 1996, BY AND AMONG AMERIKING AND THE STOCKHOLDERS
         APPEARING ON THE SIGNATURE PAGES THERETO (Filed as exhibit 4.3 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......      *

4.4      AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND AMONG
         AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES
         THERETO (Filed as exhibit 4.4 to AmeriKing's Form 10-K for the year
         ended December 30, 1996 and incorporated herein by reference) ..................................      *

4.5      MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BY
         AND AMONG AMERIKING, TABOR RESTAURANT ASSOCIATES, INC., JARO
         ENTERPRISES, INC., JARO RESTAURANTS, INC., JB RESTAURANTS, INC.,
         CASTLEKING, INC., WHITE-OSBORN RESTAURANTS, INC., OSBURGER, INC.,
         LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, JOEL AASEBY, DONALD
         STAHURSKI AND SCOTT VASATKA (Filed as exhibit 4.5 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by reference) ................................      *

4.6      STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND SCOTT VASATKA (Filed as exhibit 4.6 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by reference) ................................      *

4.7      STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND DONALD STAHURSKI (Filed as exhibit 4.7 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ...................      *

                                                                                                                  Sequentially
Exhibit                                                                                                               Numbered
Number                              Description                                                                         Page
------                              -----------                                                                         ----
4.8      WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING
         AND THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit 4.8 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ............................        *

4.9      COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1, 1994, BETWEEN
         AMERIKING AND BANCBOSTON INVESTMENTS INC. (Filed as exhibit 4.9 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) ................        *

4.10     FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
         NOVEMBER 30, 1994 (Filed as exhibit 4.10 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference) ........................................................        *

4.11     SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
         FEBRUARY 7, 1996 (Filed as exhibit 4.11 to AmeriKing's Registration Statement (No. 333-
         04261) and incorporated herein by reference) ............................................................        *

4.12     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
         TO JZ EQUITY  PARTNERS  PLC (f/n/a MCIT PLC) IN THE  AGGREGATE  PRINCIPAL  AMOUNT  OF$11,000,000
         (Filed as Exhibit 4.12 to AmeriKing's  Registration  Statement (No.  333-04261) and incorporated
         herein by reference) ....................................................................................        *

4.13     AMENDED AND RESTATED DEFERRED LIMITED INTEREST GUARANTY, DATED
         FEBRUARY 7, 1996, FROM ENTERPRISES TO JZ EQUITY PARTNERS PLC (f/n/a
         MCIT PLC) (Filed as exhibit 4.13 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference) ...................................................        *

4.14     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO
         JARO ENTERPRISES, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $1,224,000
         (Filed as exhibit 4.14 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference) ........................................................        *

4.15     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
         TO JARO RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
         $112,000 (Filed as exhibit 4.15 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) .......................................................................        *

4.16     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO JB
         RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $2,019,000
         (Filed as exhibit 4.16 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference) ........................................................        *

4.17     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING
         TO CASTLEKING, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF $385,769
         (Filed as exhibit 4.17 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) .......................................................................        *

4.18     AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM AMERIKING TO
         WHITE-OSBORN RESTAURANTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
         $659,231 (Filed as exhibit 4.18 to AmeriKing's Registration Statement
         (No 333-04261) and incorporated herein by reference) ....................................................        *

4.19     SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30, 1994, BETWEEN
         AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit 4.19 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) ................        *

4.20     COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30, 1994, BETWEEN
         AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed as exhibit 4.20 to
         AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) ................        *

                                                                                                         Sequentially
Exhibit                                                                                                     Numbered
Number                               Description                                                             Page
------                               -----------                                                             ----
4.21     JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994, FROM AMERIKING TO
         BANCBOSTON INVESTMENTS, INC. IN THE AGGREGATE PRINCIPAL AMOUNT OF
         $600,000 (Filed as exhibit 4.21 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference) ..........................................      *

4.22     SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995, FROM AMERIKING
         TENNESSEE CORPORATION I TO BKC IN THE AGGREGATE PRINCIPAL AMOUNT
         OF $6,920,700 (Filed as exhibit 4.22 to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference) ..........................................................      *

4.23     AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21, 1996, FROM
         AMERIKING TENNESSEE CORPORATION I TO BKC IN THE AGGREGATE
         PRINCIPAL AMOUNT OF $6,093,067 (Filed as exhibit 4.23 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by reference) ................................      *

4.24     GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO AND
         WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference) ..........................................      *

4.25     RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE JARO AND
         WILLIAM OSBORN TO BKC (Filed as exhibit 4.25 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference) ..........................................      *

4.26     PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM AMERIKING
         COLORADO CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION
         LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF $1,865,000 (Filed as exhibit
         4.26 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
         reference) .....................................................................................      *

4.27     AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14, 1995, FROM
         AMERIKING COLORADO CORPORATION I TO FRANCHISE ACCEPTANCE
         CORPORATION LIMITED (Filed as exhibit 4.27 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference) ..........................................      *

4.28     COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7, 1996, FROM
         AMERIKING TO PMI MEZZANINE FUND, L.P. (Filed as exhibit 4.28 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ...................      *

4.29     SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996, FROM ENTERPRISES
         TO PMI MEZZANINE FUND, L.P IN THE AGGREGATE PRINCIPAL AMOUNT OF
         $15,000,000. (Filed as exhibit 4.29 to AmeriKing's Registration Statement (No. 333-04261)
         and incorporated herein by reference) ..........................................................      *

4.30     SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING
         VIRGINIA CORPORATION I AND AMERIKING CINCINNATI CORPORATION I TO
         PMI MEZZANINE FUND, L.P. (Filed as exhibit 4.30 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference) ..........................................      *

4.31     SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE, DATED FEBRUARY 7,
         1996, FROM ENTERPRISES TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
         LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
         NATIONAL BANK OF BOSTON, AS AGENT (Filed exhibit 4.31 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by reference) ................................      *

                                                                                                         Sequentially
Exhibit                                                                                                      Numbered
Number                               Description                                                               Page
------                               -----------                                                               ----
4.32     SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED FEBRUARY 7, 1996,
         FROM ENTERPRISES TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
         LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
         NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 4.32 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ...................        *

4.33     SECOND AMENDED AND RESTATED TERM LOAN B NOTE, DATED FEBRUARY 7, 1996,
         FROM ENTERPRISES TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
         LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
         NATIONAL BANK OF BOSTON, AS (Filed as exhibit 4.33 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ...................        *

4.34     LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM AMERIKING TO THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT
         (Filed as exhibit 4.34 to AmeriKing's Registration Statement (No.
         333-04261) and incorporated herein by reference) ...............................................        *

4.35     GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIRGINIA CORPORATION I
         AND AMERIKING CINCINNATI CORPORATION I TO THE FIRST NATIONAL BANK OF
         BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO,
         AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 4.35 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) ..............................................................        *

4.36     UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE, DATED
         FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA ACQUISITION CORPORATION
         (Filed as exhibit 4.36 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) ..............................................................        *

4.37     FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WARRANT FROM
         AMERIKING TO PMI MEZZANINE FUND, L.P. ..........................................................        *

4.38     INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO SENIOR
         NOTES (Filed as exhibit 4.38 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) ..............................................................        *

4.39     FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38) ................................................        *

4.40     INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO
         EXCHANGE DEBENTURES (Filed as exhibit 4.40 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference) ..........................................        *

4.41     INTENTIONALLY OMITTED ..........................................................................        *

4.42     FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT 4.40) .........................................        *

4.43     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING TENNESSEE
         CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION LIMITED IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $6,100,000 (Filed as exhibit 4.43 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ...................        *

4.44     CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR PREFERRED STOCK
         (Filed as exhibit 4.44 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) ..............................................................        *

4.45     PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING TENNESSEE
         CORPORATION I TO FRANCHISE ACCEPTANCE CORPORATION LIMITED IN THE
         AGGREGATE PRINCIPAL AMOUNT OF $900,000 (Filed as exhibit 4.45 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ...................        *

                                                                                                                Sequentially
Exhibit                                                                                                             Numbered
Number                                      Description                                                               Page
-----                                       -----------                                                               ----
4.46     AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND AMONG
         AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI (Filed as exhibit 4.46 to
         AmeriKing's Form 10-K for the year ended December 30, 1996 and incorporated herein by
         reference) ............................................................................................        *

4.47     AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT (Filed as
         exhibit 4.47 to AmeriKing's Form 10-K for the year ended December 30, 1996 and
         incorporated herein by reference) .....................................................................        *

4.48     FIRST SUPPLEMENTAL INDENTURE, DATED JUNE 28, 2001, BETWEEN AMERIKING
         AND TRUSTEE (Filed as exhibit 4.48 to AmeriKing's Form 8-K on July 12,
         2001 and incorporated herein by reference).............................................................

4.49     INDENTURE,  DATED JUNE 29, 2001,  BETWEEN NATIONAL  RESTAURANT  ENTERPRISES  HOLDINGS,  INC. AND
         TRUSTEE WITH RESPECT TO 13% SENIOR PIK NOTES (Filed as
         exhibit 4.49 to AmeriKing's Form 8-K on July 12, 2001 and incorporated herein by reference) ...........        *

4.50     INDENTURE,  DATED JUNE 29, 2001,  BETWEEN NATIONAL  RESTAURANT  ENTERPRISES  HOLDINGS,  INC. AND
         TRUSTEE WITH RESPECT TO 103/4% SENIOR NOTES (Filed as
         exhibit 4.50 to AmeriKing's Form 8-K on July 12, 2001 and incorporated herein by reference) ...........        *

4.51     AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT, DATED JULY 9, 2001,
         WITH RESPECT TO 13% PIK NOTES (Filed as exhibit 4.51 to AmeriKing's
         Form 8-K on July 12, 2001 and incorporated herein by reference) .......................................        *

4.52     AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT, DATED JULY 9, 2001,
         WITH RESPECT TO 10 3/4% SENIOR NOTES (Filed as exhibit 4.52 to
         AmeriKing's Form 8-K on July 12, 2001 and incorporated herein by
         reference) ............................................................................................        *

4.53     WARRANT AGREEMENT,  DATED JUNE 29, 2001, BETWEEN NATIONAL RESTAURANT ENTERPRISES HOLDINGS,  INC.
         AND STATE STREET BANK AND TRUST COMPANY,  AS WARRANT AGENT (Filed as exhibit 4.53 to AmeriKing's
         Form 8-K on July 12, 2001 and incorporated herein by reference) .......................................        *


9.1      JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
         LAWRENCE JARO, TABOR RESTAURANT ASSOCIATES, INC., JARO
         ENTERPRISES, INC., JARO RESTAURANTS, INC. AND JB RESTAURANTS, INC.
         (Filed as exhibit 9.1 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) .....................................................................        *

9.2      OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
         WILLIAM OSBORN, CASTLEKING, INC., OSBURGER, INC. AND WHITE-OSBORN,
         INC. (Filed as exhibit 9.2 to AmeriKing's Registration Statement (No. 333-04261) and
         incorporated herein by reference) .....................................................................        *

10.1     SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT,
         DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING, ENTERPRISES, THE FIRST
         NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
         SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT
         (Filed as exhibit 10.1 to AmeriKing's Registration
         Statement (No. 333-04261) and incorporated herein by reference) .......................................        *

10.2     SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG ENTERPRISES
         AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
         LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT (Filed as exhibit 10.2 to AmeriKing's Registration Statement
         (No. 333-04261) and incorporated herein by reference) .................................................        *

                                                                                                          Sequentially
Exhibit                                                                                                       Numbered
Number                                  Description                                                             Page
------                                  -----------                                                             ----
10.3     AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
         ENTERPRISES AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING
         INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK
         OF BOSTON, AS AGENT (Filed as exhibit 10.3 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ....................        *

10.4     STOCK PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG AMERIKING
         AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
         LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
         AGENT (Filed as exhibit 10.4 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ....................        *

10.5     AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
         AMONG AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER
         LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
         NATIONAL BANK OF BOSTON AS AGENT (Filed as exhibit 10.5 to AmeriKing's
         Registration Statement (No. 333-04261) and incorporated herein by reference) ....................        *

10.6     SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
         AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI
         CORPORATION I AND THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit
         10.6 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
         reference) ......................................................................................        *

10.7      STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          ENTERPRISES, AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI
          CORPORATION I AND THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit
          10.7 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) ..............................................................       *

10.8      AMENDED AND RESTATED PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996,
          BETWEEN AMERIKING AND JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) (Filed
          as exhibit 10.8 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference) ..........................................................       *

10.9      PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN AMERIKING AND
          JZ EQUITY  PARTNERS  PLC (f/n/a MCIT PLC)  (Filed as exhibit  10.9 to  AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference) ...................       *

10.10     SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
          BKC, JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) AND AMERIKING (Filed as
          exhibit 10.10 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference) ..........................................................       *

10.11     AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE AGREEMENT,
          DATED FEBRUARY 7, 1996, BETWEEN AMERIKING AND BANCBOSTON
          INVESTMENTS, INC. (Filed as exhibit 10.11 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference) ...............................................       *

10.12     INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG BKC,
          AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
          LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT, ENTERPRISES, AMERIKING AND
          THE FIRST NATIONAL BANK OF BOSTON (Filed as exhibit 10.12 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated herein by reference) ...................       *

                                                                                                          Sequentially
Exhibit                                                                                                       Numbered
Number                                       Description                                                        Page
------                                       -----------                                                        ----
10.13     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN
          ENTERPRISES AND BKC (Filed as exhibit 10.13 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) ..........................................        *

10.14     RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21, 1996,
          BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.14 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference) ................................        *

10.15     STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN ENTERPRISES
          AND THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
          LISTED ON SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON,
          AS AGENT (Filed as exhibit 10.15 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) ..........................................        *

10.16     NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND, L.P. (Filed as exhibit 10.16 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein
          by reference) ..................................................................................        *

10.17     FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT, BY AND
          AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND, L.P. ......................................        *

10.18     SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES, AMERIKING VIRGINIA CORPORATION I, AMERIKING
          CINCINNATI CORPORATION I, AMERIKING TENNESSEE CORPORATION I, AMERIKING
          COLORADO CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT AND
          BKC (Filed as exhibit 10.18 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) ..........................................        *

10.19     SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING VIRGINIA CORPORATION I, AMERIKING TENNESSEE
          CORPORATION I AND FFCA ACQUISITION CORPORATION (Filed as exhibit 10.19 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.20     LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING VIRGINIA
          CORPORATION I, AMERIKING TENNESSEE CORPORATION I AND FFCA
          ACQUISITION CORPORATION (Filed as exhibit 10.20 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by reference) ................................        *

10.21     FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHISEE (Filed as
          exhibit 10.21 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference) ...........................................................................        *

10.22     SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as exhibit 10.22 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.23     FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed as exhibit 10.23 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference) .....................................................................................        *

10.24     SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as exhibit 10.24 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.25     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGEMENT OF BKC
          FRANCHISE AGREEMENT (Filed as exhibit 10.25 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) ..........................................        *

10.26     FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT OF BKC
          LEASE AGREEMENT (Filed as exhibit 10.26 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference) ...............................................        *

                                                                                                          Sequentially
Exhibit                                                                                                       Numbered
Number                                       Descriptionn                                                       Page
------                                       -----------
10.28     CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND
          AMONG ENTERPRISES, AMERIKING TENNESSEE CORPORATION I AND BKC
          (Filed as exhibit 10.28 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) ..............................................................        *

10.29     LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN ENTERPRISES AND
          BKC (Filed as exhibit 10.29 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) ..............................................................        *

10.30     NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
          AMERIKING VIRGINIA CORPORATION I AND JOSEPH J. NAPARLO (Filed as exhibit
          10.30 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference) .....................................................................................        *

10.31     MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
          AMONG TJC MANAGEMENT CORPORATION, AMERIKING AND ENTERPRISES
          (Filed as exhibit 10.31 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) ..............................................................        *

10.32     INTENTIONALLY OMITTED ..........................................................................        *

10.33     INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
          SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING (Filed as exhibit
          10.33 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference) .....................................................................................        *

10.34     AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED FEBRUARY 7,
          1996, BETWEEN ENTERPRISES AND AMERIKING (Filed as exhibit 10.34 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.35     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
          1994, BETWEEN LAWRENCE JARO AND ENTERPRISES (Filed as exhibit 10.35 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.36     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
          1994, BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as exhibit 10.36 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.37     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
          1994, BETWEEN GARY HUBERT AND ENTERPRISES (Filed as exhibit 10.37 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.38     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
          1994, BETWEEN JOEL AASEBY AND ENTERPRISES (Filed as exhibit 10.38 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.39     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER 1,
          1994, BETWEEN SCOTT VASATKA AND ENTERPRISES (Filed as exhibit 10.39 to
          AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by reference) .......        *

10.40     EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1, 1997,
          BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL RESTAURANT
          ENTERPRISES, INC. (Filed as exhibit 10.40 to AmeriKing's Form 10-Q for the three quarters
          ended September 29, 1997 and incorporated herein by reference) .................................        *

10.41     FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG AMERIKING AND
          EACH OF THE SIGNATORIES TO THIS REGISTRATION STATEMENT (Filed as exhibit
          10.41 to AmeriKing's Registration Statement (No. 333-04261) and incorporated herein by
          reference) .....................................................................................        *

10.42     INTENTIONALLY OMITTED ..........................................................................        *

10.43     INTENTIONALLY OMITTED ..........................................................................        *

                                                                                                           Sequentially
Exhibit                                                                                                        Numbered
Number                                      Description                                                          Page
------                                      -----------                                                          ----
10.44     LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS HEADQUARTERS (Filed as
          exhibit 10.44 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
          herein by reference) ...........................................................................         *

10.45     LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995, BETWEEN
          AMERIKING COLORADO CORPORATION I AND FRANCHISE ACCEPTANCE
          CORPORATION LIMITED (Filed as exhibit 10.45 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) ..........................................         *

10.46     LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996, BETWEEN
          AMERIKING TENNESSEE CORPORATION I AND FRANCHISE ACCEPTANCE
          CORPORATION LIMITED (Filed as exhibit 10.46 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference) ..........................................         *

10.47     FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC, AMERIKING,
          AND THE TRUSTEE AS REPRESENTATIVE OF THE HOLDERS OF SENIOR NOTES
          UNDER THE INDENTURE (ATTACHED TO EXHIBIT 4.38) .................................................         *

10.48     RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT BETWEEN
          WILLIAM OSBORN AND ENTERPRISES (Filed as exhibit 10.48 to AmeriKing's Form
          10-K for the year ended December 30, 1996 and incorporated herein by reference) ................         *

10.49     RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
          STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO (Filed as
          exhibit 10.49 to AmeriKing's Form 10-K for the year ended December 30, 1996 and
          incorporated herein by reference) ..............................................................         *

10.50     MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE COMPANY
          (Filed as exhibit 10.50 to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference) ..............................................................         *

10.51     AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING CREDIT AND LOAN
          AGREEMENT, DATED MAY 14, 1996, BY AND AMONG AMERIKING, ENTERPRISES,
          THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS
          LISTED ON SCHEDULE I THERETO AND THE FIRST NATIONAL BANK OF BOSTON,
          AS AGENT (Filed as exhibit 10.51 to AmeriKing's Form 10-K for
          the year ended December 30, 1996 and incorporated herein by reference) .........................         *

10.52     ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF BOSTON AND THE
          OTHER LENDING INSTITUTIONS, LISTED THERETO AND THE FIRST NATIONAL
          BANK OF BOSTON, AS AGENT (Filed as exhibit 10.52 to AmeriKing's Form
          10-K for the year ended December 30, 1996 and incorporated herein by reference) ................         *

10.53     FORM OF OPERATING AGREEMENT BY AND AMONG BKC, AMERIKING
          ENTERPRISES, AMERIKING COLORADO CORPORATION I, AMERIKING ILLINOIS
          CORPORATION I, AMERIKING TENNESSEE CORPORATION I, AMERIKING
          VIRGINIA CORPORATION I AND AMERIKING CINCINNATI CORPORATION I (Filed
          as exhibit 10.53 to AmeriKing's Form 10-K for the year ended December 30, 1996 and
          incorporated herein by reference) ..............................................................         *

10.54     THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of
          June 17, 1997 among NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING
          INC. and BANKBOSTON, N.A. ......................................................................         *

10.55     FOURTH AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of
          December 24, 1998 among NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING
          INC. and BANKBOSTON,  N.A. (Filed as exhibit 10.55 to AmeriKing's  Form 10-K for the year
          ended December 25, 2000 and incorporated herein by reference) ..................................         *


                                                                                                   Sequentially
Exhibit                                                                                                Numbered
Number                                        Description                                                Page
------                                        -----------                                                ----
10.56       WAIVER TO ACQUISITION CREDIT AGREEMENT (Filed as exhibit 10.56 to
            AmeriKing's Form 10-K for the year ended December 25, 2000 and
            incorporated herein by reference) .....................................................        *

10.57       WAIVER TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT (Filed as
            exhibit 10.57 to AmeriKing's Form 10-K for the year ended December
            25, 2000 and incorporated herein by reference) ........................................        *

10.58       ACQUISITION CREDIT AGREEMENT dated as of December 24, 1998 among
            NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING INC. and
            BANKBOSTON, N.A. (Filed as exhibit 10.58 to AmeriKing's Form 10-K for the year ended December 25, 2000 and incorporated herein by
            reference) ............................................................................        *

10.59       CONSOLIDATED, AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT, DATED
            JUNE 29, 2001, AMONG NATIONAL RESTAURANT ENTERPRISES, INC., NATIONAL
            RESTAURANT ENTERPRISES HOLDINGS, INC., AMERIKING, INC. AND FLEET
            NATIONAL BANK AS AGENT (Filed as exhibit 10.59 to AmeriKing's Form
            8-K on July 12, 2001 and incorporated herein by reference) ............................        *

10.60       INTERCREDITOR AGREEMENT, DATED JUNE 29, 2001, AMONG BURGER KING
            CORPORATION, AMERIKING, INC., NATIONAL RESTAURANT ENTERPRISES
            HOLDINGS, INC., NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING
            COLORADO CORPORATION, AMERIKING INDIANA HOLDINGS, INC., AMERIKING
            TENNESSEE CORPORATION, AMERIKING INDIANA, L.P. and STATE STREET BANK
            AND TRUST COMPANY AS SUCCESSOR TRUSTEE (Filed as exhibit 10.60 to
            AmeriKing's Form 8-K on July 12, 2001 and incorporated herein by
            reference) ............................................................................        *

11++++      STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE .......................................

12++++      STATEMENTS RE: COMPUTATION OF RATIOS ..................................................

21          SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to AmeriKing's
            Registration Statement (No. 333-04261) and incorporated herein by
            reference) ............................................................................        *

24          POWER OF ATTORNEY .....................................................................        *

25          T-1 FOR EXCHANGE DEBENTURE INDENTURE ..................................................        *

26          T-1 FOR SENIOR NOTE INDENTURE .........................................................        *

*  Previously filed.

++Theschedules and exhibits to these agreements have not been filed pursuant to
    Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.

++++Superseding exhibit.