Form 10-K405
period 2001-12-31
AMERIKING INC
filed 2002-04-01
CIK 1014599

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   FORM 10-K
                               -----------------
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
   [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

   [_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ____________________
                    Commission file number 333-04261

                               -----------------

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

                       2215 Enterprise Drive, Suite 1502
                             Westchester, Illinois
                                                         60154
                   (Address of principal executive offices)
                                                      (Zip code)

        Registrant's telephone number, including area code 708-947-2150

          Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
                  Title of each class     which registered
                  ------------------- ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
    (Title of class)


    (Title of class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No  [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]
   The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant: No voting stock is held by non-affiliates.
   The number of shares outstanding of each of the registrant's classes of common stock as of March 17, 2002 was 902,992 of common stock, $.01 par value per Share (the ''Common Stock'').

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K.

                                                              Part of Form 10-K
                   Document                                   Where Incorporated
                   --------                                   ------------------
   AmeriKing, Inc. Registration Statement (Reg. No. 333-04261)       Part IV

================================================================================

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I
   Item 1.   Business.............................................................................   3
   Item 2.   Properties...........................................................................  11
   Item 3.   Legal Proceedings....................................................................  11
   Item 4.   Submission of Matters to a Vote of Security Holders..................................  11
PART II
   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters............  12
   Item 6.   Selected Financial Data..............................................................  12
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  14
   Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...........................  21
   Item 8.   Financial Statements and Supplementary Data..........................................  22
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  41
PART III
   Item 10.  Directors and Executive Officers of the Registrant...................................  41
   Item 11.  Executive Compensation...............................................................  44
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................  46
   Item 13.  Certain Relationships and Related Transactions.......................................  47
PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  48

                                    PART I

   Certain statements in this Form 10-K may constitute ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of AmeriKing, Inc. (''AmeriKing'' or the ''Company'') to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, governmental regulations; regional weather conditions; construction schedules; and other factors referenced in this Form 10-K.

Item 1. Business

Recent Developments

   On June 29, 2001, the Company completed an exchange offer for approximately 99.5% of its outstanding AmeriKing Senior Notes and amended its Bank Credit Agreement. Effective June 29, 2001, the Company and its subsidiaries (including the newly created NRE Holdings, Inc.) were in compliance with all financial covenants of the amended credit facility and bond indentures. See further discussion at Management Discussion and Analysis--Liquidity and Capital Resources.

   The Company fell out of compliance with its monthly measure of EBITDA based on results for the four-week period ended October 22, 2001. The Company remained out of compliance for the six-weeks ended December 31, 2001. As a direct result, the Company's bank debt is subject to acceleration under the credit agreement. In addition, the bank syndicate exercised their right to block the semi-annual cash payment of interest on the NRE Holdings and AmeriKing Senior Notes on November 15, 2001 and December 1, 2001, respectively. The bond debt is now subject to acceleration. AmeriKing has had discussions with its lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure. In addition, the Company is in discussions with BKC to potentially defer capital obligations should its available cash not be sufficient to meet these obligations. The Company anticipates a resolution to the capital and debt restructuring by June 30, 2002. The Bank Credit Agreement matures June 30, 2002. As of December 31, 2001, $115.5 million is outstanding with the Bank Credit Agreement.

   During fiscal year 2001, management held meetings with various lessors representing approximately 70% of leased restaurants. These meetings were intended to seek reduced base rent payments, percentage rent payments or other methods of rent relief to better reflect the existing restaurant economics of many of our restaurants. To date, we have no formal commitments for any reductions in our lease commitments, but believe that we will be able to achieve reduced rent payments in a select group of restaurants for at least two years.

General

   AmeriKing is the largest independent Burger King franchisee in the United States with 374 restaurants as of December 31, 2001, located primarily in twelve Midwestern and Mid-Atlantic states. The Company was formed in 1994 by a group consisting of independent Burger King franchisees, former BKC executives and The Jordan Company. Since inception, the Company has acquired 332 Burger King restaurants, developed 66 new restaurants, sold 10 restaurants, and closed 14 restaurants.

   AmeriKing, Inc. and its wholly owned subsidiary, National Restaurant Enterprises Holdings, Inc., which has four operating subsidiaries, were organized as Delaware corporations and incorporated in August 1994 and June

2001 respectively. AmeriKing's principal executive offices are located at 2215 Enterprise Drive, Suite 1502, Westchester, Illinois, 60154. Its telephone number is (708) 947-2150.

Burger King Corporation

   Overview. According to information publicly filed by Diageo PLC, the parent corporation of BKC, BKC is the second largest quick-service hamburger restaurant franchisor in the world, with system-wide restaurant sales of $11.3 billion for its fiscal year ended June 30, 2001. There are 11,372 Burger King restaurants worldwide, of which over 92% are operated by approximately 1,500 independent franchisee groups. As is the case for all Burger King franchisees, the Company is required to comply with BKC guidelines as to menu and operations, restaurant configurations and marketing and promotion.

   Menu and Operations. The Burger King system philosophy is characterized by its ''Have It Your Way(R)'' service, flame-broiling, generous portions and competitive prices. Each of the Company's restaurants offers a standard menu containing a variety of traditional and innovative food items. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the Whopper(R) sandwich. The Whopper(R) is a large, flame-broiled hamburger on a toasted bun garnished with combinations of lettuce, onions, pickles, tomatoes, ketchup and mayonnaise. At present, the standard menu of all Burger King restaurants consists primarily of hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, breakfast items, french fried potatoes, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited times.

   The Company's restaurants are typically open seven days per week with minimum operating hours from 7:00 AM to 11:00 PM. Burger King restaurants are of distinctive design and are generally located in high-traffic areas throughout the United States. The Company believes that convenience of location, speed of service, friendly service, quality of food and price/value of food served are the primary competitive advantages of Burger King restaurants. The Company believes that it will continue to realize significant benefits from its affiliation with BKC as a result of the widespread recognition of the Burger King brand, the historical success of the Whopper(R), the anticipated effectiveness of BKC's new advertising strategy and their planned national marketing programs, as well as the overall management of the Burger King system, including product development, quality assurance and strategic planning.

   The Company participates in a variety of Burger King programs designed to increase restaurant revenues and profitability. In conjunction with movie/cartoon tie-ins, the Company often advertises and sells toys with its Kids Meals. The Company seeks to attract small and big kids alike and their parents with these toy offerings. There are two types of toys sold with the Company's Kids Meals: regular toy premiums and self-liquidating premiums. Toys offered in Kids Meals are priced no more than 15% above cost. Self-liquidating premiums can be sold either separately or with the Kids Meal. The price of the self-liquidating premium is usually much higher than the regular toy premium as they usually cost more. Prices for the self-liquidating premiums sold separately have ranged as high as $4.99. Both the regular and self-liquidating toy premiums come with licensing restrictions that limit the amount of time in which the Company is able to sell the toys. Self-liquidating premiums usually must be sold in a much shorter window than regular toy premiums.

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

Company Operations

   Management Structure. All executive management, finance, human resources, marketing and operations support functions are conducted centrally at the Company's Westchester, Illinois headquarters. In each of its eleven regions (Chicago, Virginia, Colorado, Texas, Tennessee, Cincinnati, Charlotte, Raleigh, Milwaukee, Northern Wisconsin and Springfield, IL), the Company has a regional managing director who is responsible for all of the operations of the Company's restaurants within his/her assigned region. Each of these managing directors must be approved by BKC. Supporting the managing directors and the directors of operations are several district managers who directly supervise six to nine restaurants each. The district managers are responsible for direct oversight of the day-to-day operations of the Company's restaurants. Typically, district managers have previously served as restaurant managers within the Burger King system. A typical Company restaurant is staffed with a full-time manager, one to three assistant managers and full- and part-time hourly employees.

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

   Management Information System. The Company's customized management information system, REMACs, provides daily tracking and reporting of customer traffic counts, sales, average check values, menu item sales, inventory variances, key labor measures and other detailed information in comparative form, by individual restaurant and for the Company as a whole. The Company's integrated management information system transmits data on a daily basis to Company headquarters. This information is available by 6:00 AM the following day and can be accessed by field management on a remote basis using a laptop computer. The information is housed in the Company's Decision Support System (DSS). The Company's sophisticated management information system, typically not affordable by smaller Burger King franchisees and other smaller quick-service restaurant chains, provides management with the ability to identify and quickly capitalize on restaurant sales enhancement and profit opportunities. The Company utilizes its management information system to minimize shrinkage, monitor point-of-sale order taking and effectively manage inventory. Customized exception reporting is used to focus operations on high priority issues and opportunities.

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

Obligations to Burger King Corporation

   Previously, BKC franchise agreements provided for a one-time franchise fee of $40,000, a monthly royalty fee of 3.5% of each restaurant's gross sales and a monthly advertising contribution of 4.0% of gross sales. Beginning July 1, 2000 and running through June 30, 2003, any newly developed restaurant or newly successored restaurant became subject to a $50,000 one-time franchise fee and a 4.0% royalty fee for a period of ten years. At that time, the royalty fee will be increased to 4.5% for the remainder of the franchise term. Beginning July 1, 2003, any newly developed restaurant or newly successored restaurant will be subject to a $50,000 one-time franchise fee and a 4.5% royalty fee for the full franchise term. The monthly advertising contribution is expected to remain at 4.0%. During fiscal 2001, the Company paid BKC an aggregate of $12.7 million in royalty fees and $14.9 million in advertising contributions.

   BKC is the lessor on approximately 30.2% of the Company's currently leased properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. The Company guarantees the obligations of its subsidiary franchisees under these leases. The Company's subsidiary franchisees made rent payments to BKC aggregating $12.0 million during fiscal 2001. In connection with the execution of the lease agreements, the Company guaranteed the payment and performance obligations of each of its subsidiary franchisees.

   As required by BKC regulations, the Company's obligations under the AmeriKing and NRE Holdings Senior Notes (as defined), the Senior Preferred Stock (as defined) and, if issued, the Exchange Debentures (as defined) will be subject to an intercreditor agreement pursuant to which the Company's obligations in respect of such securities are subject to the prior payment in full of all indebtedness, liabilities and other obligations of the Company and its subsidiaries to BKC under the BKC franchise agreements, BKC leases and any other indebtedness of the Company and its subsidiaries to BKC.

Advertising and Promotion

   The Company supplements BKC's current annual advertising budget and promotional activities by contributing approximately 1.0% of its net sales to local advertising and promotions, including purchasing additional television, radio and print advertising and running promotional programs that support national programs with local tie-ins to other consumer brands. These local tie-ins have included cross promotions with the various professional sports teams and athletes, Nickelodeon, NASCAR, and several colleges and universities, among others. Other promotional programs include coupons and price discounts, which are tailored by the Company to appeal to its customer base depending on demographics and other factors, thereby creating flexible and directed marketing programs. For fiscal 2001, the Company spent approximately $3.8 million on supplemental local advertising and promotions, and plans to continue its local advertising and promotional programs at comparable levels in the future.

Supplies and Distribution

   The Company is a member of a national purchasing cooperative created by and for the Burger King system known as Restaurant Services, Inc. (''RSI''). RSI is an independent, member-owned, non-profit cooperative that provides services on behalf of and for the benefit of, Burger King restaurant operators. RSI negotiates competitive costs for the Burger King system while improving quality, enhancing competitiveness and ensuring the best possible value. RSI has the sole and exclusive responsibility for negotiating purchasing arrangements for the Burger King system with respect to certain paper goods, restaurant supplies, food and drink products, certain equipment and many other items mutually agreed to by Burger King franchisees for use in the Burger King system. The Company uses its purchasing power to negotiate directly with certain other vendors, as well as each of its distributors, to obtain favorable pricing and terms for the distribution of its products. Currently, the Company's primary distributors of foodstuffs and supplies are Alliant Food Service, Inc., King Provision Corporation, Meadow Brook Meat Company, Inc., Performance Food Group of Texas, Inc., Reinhart Food Service, Inc. and Shamrock Foods Company.

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

Quality Assurance

   The Company's operations are focused on achieving a high level of customer satisfaction, with speed, product quality, accuracy and quality of service closely monitored. The Company's senior management and restaurant management staff are principally responsible for ensuring compliance with the Company's and BKC's operating procedures. The Company and BKC have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. Detailed reports from the Company's own management information system and surveys conducted by the Company or BKC are tabulated and distributed to management on a regular basis to help maintain compliance. In addition to customer satisfaction, these reports track comparable sales and customer counts, labor and food costs, inventory levels, waste losses and cash balances.

   All Burger King franchisees operate subject to a comprehensive regimen of quality assurance standards set by BKC, as well as standards set by Federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness. In addition, BKC has set maximum time standards for holding unsold prepared food. For example, sandwiches and french fries are required to be discarded after ten minutes following preparation. The ''conveyor belt'' cooking system utilized in all Burger King restaurants, which is calibrated to carry hamburgers through the flame broiler at regulated speeds, is one of the safest cooking systems among major quick-service restaurants and helps to ensure that the standardized minimum times and temperatures for cooking are met.

   The Company closely supervises the operation of all of its restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. In addition, BKC may conduct unscheduled inspections of Burger King restaurants throughout the nationwide system.

Business Strategy

   The Company's business strategy can be broken down into a short-term and long-term element:

  Short Term Strategy

   AmeriKing has had discussions with its lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure and securing additional capital. In addition, the Company is in discussions with BKC to potentially defer capital improvement obligations as the Company's current available cash will not be sufficient to meet these obligations. The Company anticipates a resolution to the capital and debt restructuring and its ability to secure additional capital by June 2002. The Company is also seeking a return to covenant compliance in accordance with the Bank Credit Agreement.

   During fiscal year 2001, management held meetings with various lessors representing approximately 70% of leased restaurants. These meetings were intended to seek reduced base rent payments, percentage rent payments or other methods of rent relief to better reflect the existing economics of many of our restaurants. To date, we have no formal commitments for any reductions in our lease commitments, but believe that we will be able to achieve reduced rent levels in a select group of restaurants.

   For fiscal 2002 and going forward, as the franchise agreements on our restaurants expire, we are reviewing the impact the individual restaurant has on our overall portfolio. In 2001, we closed 6 of our restaurants. We are constantly reviewing our store portfolio and identifying our underperforming restaurants. We then evaluate the sales increases and cost control improvements needed to generate a satisfactory return on these stores--and whether or not those sales increases/cost reductions are achievable.

  Long-Term Strategy

   In the event that AmeriKing is successful at returning to compliance under its Bank Credit Agreement, securing additional capital and restructuring its debt and capital structure, AmeriKing intends to improve operations on its existing restaurants in the long-term by:

   Capital Improvements. Upon servicing necessary capital for store improvements, the Company is committed to investing in store improvements associated with successoring select stores and bringing our portfolio of stores up to image and kitchen standards as directed by Burger King Corporation.

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

   Leverage Management Information System. The Company's customized integrated management information system, typically not affordable by smaller Burger King franchisees and other smaller quick-service restaurant chains, provides management with the ability to identify and quickly capitalize on restaurant sales enhancement and profit opportunities. The Company utilizes its management information system to minimize shrinkage, schedule labor and effectively manage inventory. Customized exception reporting is used to focus operations on high priority issues and opportunities.

   Consistently Provide High Quality Products and Superior Customer Service. The Company plans to (i) ensure overall customer satisfaction in each market through consistency in food quality, service and restaurant appearance and (ii) coordinate and influence local Burger King advertising and promotional programs and pricing policies. In addition, the large number of restaurants that the Company owns and the corresponding professional development opportunities permit the Company to attract and retain strong regional, district and individual restaurant management. Most of these managers receive significant incentive compensation based on compliance with Burger King's restaurant operating guidelines and restaurant profitability.

Competition

   The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. The Company's restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants offering low-priced and medium-priced food. Convenience stores, grocery stores, delicatessens, food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with the Company. In the Company's markets, McDonald's and Wendy's provide the most significant competition.

   McDonald's operates more restaurants than the Company in all of the Company's current markets and is the Company's largest competitor. According to publicly available information, as of December 31, 2001, the McDonald's system was comprised of more than 30,000 restaurants world wide, which generated total system-wide sales in excess of $40.0 billion. The Company believes that product quality and taste, superior customer service, name recognition, convenience of location, speed of service, menu variety, price, and ambiance are the most important competitive factors in the quick-service restaurant industry and that its Burger King restaurants effectively compete in each category.

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

Employees

   As of December 31, 2001, the Company employed 1,295 full-time salaried employees and approximately 9,596 full-time and part-time hourly employees. Of the Company's full-time salaried employees, 85 are involved in overseeing restaurant operations, 1,210 are involved in the management of individual restaurants, and the remainder is responsible for corporate administration and restaurant support. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are good.

Item 2. Properties

   The Company currently operates all but one of its restaurants on locations where it leases either the entire facility or just the land. BKC is the lessor on approximately 30.2% of such properties, primarily as a result of the Company's initial acquisition of Burger King restaurants from BKC. Most of the Company's leases are coterminous with the related franchise agreements and require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Generally, the terms of the leases require lease payments equal to the greater of a fixed minimum annual rent or an annual percentage rent based on gross sales.

   The Company leases approximately 37,900 square feet of office space for its headquarters in Westchester, Illinois. Of this space, over 21,000 square feet is currently being occupied. The remaining space was initially intended for future expansion, however, the Company is currently negotiating the early termination of the unoccupied space. The term of the present lease expires on April 30, 2003. The Company believes that its existing occupied office space provides sufficient space to support its current expected needs over the remainder of the lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the security holders of the Company during the fiscal year ended December 31, 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established trading market for the Company's common equity.

Item 6. Selected Financial Data

   The following table sets forth certain historical financial and operating data for the Company. The data presented for the Company for the 1997, 1998, 1999, 2000 and 2001 fiscal years are derived from the Company's audited financial statements. The Selected Consolidated Financial Information should be read in conjunction with (i) Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8--the audited Consolidated Financial Statements of the Company and the notes thereto.


                                                                         The Company
                                                      ------------------------------------------------
                                                      Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
                                                      1997(1)   1998(1)   1999(1)   2000(1)   2001(2)
                                                      --------  --------  --------  --------  --------
                                                      (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Restaurant sales..................................... $234,546  $307,488  $395,901  $397,651  $379,056
Restaurant operating expenses:
   Cost of sales.....................................   76,119    95,920   125,412   125,194   117,564
   Restaurant labor and related costs................   61,336    79,299   104,336   107,278   111,798
   Depreciation and amortization.....................    8,760    11,568    15,818    16,983    16,183
   Write-down of long-lived assets...................              1,177       980     9,438    22,884
   Occupancy and other restaurant operating
     expense.........................................   64,893    82,852   107,318   117,842   114,349
   Restructuring expense.............................       --        --        --     4,323      (102)
                                                      --------  --------  --------  --------  --------
       Total restaurant operating expenses...........  211,108   270,816   353,864   381,058   382,676
General and administrative expenses..................    9,497    13,886    16,836    18,544    17,982
Other operating expenses (3).........................    2,292     1,886     2,026     2,153     2,464
                                                      --------  --------  --------  --------  --------
Operating income (loss)..............................   11,649    20,900    23,175    (4,104)  (24,066)
Other expense:
   Interest expense, net.............................  (13,320)  (16,024)  (20,165)  (21,064)  (25,700)
   Other expense, net................................     (728)   (1,119)     (858)   (1,021)     (806)
                                                      --------  --------  --------  --------  --------
       Total other expense...........................  (14,048)  (17,143)  (21,023)  (22,085)  (26,506)
                                                      --------  --------  --------  --------  --------
Income (loss) before extraordinary item and provision
  (benefit) for income taxes.........................   (2,399)    3,757     2,152   (26,189)  (50,572)
Provision (benefit) for income taxes.................     (365)    1,944     1,335    (7,237)      559
                                                      --------  --------  --------  --------  --------
Income (loss) before extraordinary item..............   (2,034)    1,813       817   (18,952)  (51,131)
Extraordinary item--loss from early extinguishment
  of debt, net of tax................................       --        --        --        --    (2,914)
                                                      --------  --------  --------  --------  --------
Net income (loss).................................... $ (2,034) $  1,813  $    817  $(18,952) $(54,045)
                                                      ========  ========  ========  ========  ========
Preferred stock dividends (4)........................ $    450  $    558  $    585  $    621  $    659
Senior preferred stock dividends (4).................    4,112     4,678     5,325     6,026     7,011
Amortization of senior preferred stock issuance costs      129       110       119       119       119
                                                      --------  --------  --------  --------  --------
Loss available to common stockholders................ $ (6,725) $ (3,533) $ (5,212) $(25,718) $(61,834)
                                                      ========  ========  ========  ========  ========
   Weighted average number of common shares
     outstanding (in thousands)--basic...............      900       903       903       903       903
   Weighted average number of common shares
     outstanding (in thousands)--diluted.............      900       903       903       903       903

                                                                          The Company
                                                       -----------------------------------------------
                                                       Fiscal    Fiscal   Fiscal    Fiscal    Fiscal
                                                       1997(1)   1998(1)  1999(1)   2000(1)   2001(2)
                                                       -------   -------  -------   -------   --------
                                                       (Dollars in thousands, except per share amounts)
Net loss per common share--before extraordinary loss--
  basic and diluted................................... $ (7.47)  $ (3.91) $ (5.77)  $(28.48)   $(65.25)
                                                       =======   =======  =======   =======   ========
Extraordinary loss.................................... $    --        --       --        --    $ (3.23)
                                                       =======   =======  =======   =======   ========
Net loss per common share............................. $ (7.47)  $ (3.91) $ (5.77)  $(28.48)   $(68.48)
                                                       =======   =======  =======   =======   ========
Other Data:
EBITDA (5)............................................ $23,232   $36,168  $42,736   $29,537    $17,430
                                                       =======   =======  =======   =======   ========
Capital expenditures:
   Existing restaurants............................... $ 3,913   $ 1,368  $ 5,044   $ 5,181    $ 4,546
   New restaurant development.........................   6,066     7,900    5,752     6,692        411
   Other..............................................   2,528       548    1,932     1,037         18
                                                       -------   -------  -------   -------   --------
       Total capital expenditures..................... $12,507   $ 9,816  $12,728   $12,910    $ 4,975
                                                       =======   =======  =======   =======   ========
Selected Operating Data:
Ratio of earnings to fixed charges (6)................               1.2x     1.1x
Ratio of earnings to fixed charges and preferred stock
  dividends (5).......................................               1.2x     1.1x
Restaurants open at end of period.....................     242       286      355       379        374
Comparable restaurant sales percentage................    (1.0)%     4.5%    (3.3)%    (5.8)%     (7.1)%

                                                   The Company
                                            ------------------------
                                            December 25, December 31,
                                                2000         2001
                                            ------------ ------------
                                             (Dollars in thousands)
          Balance Sheet Data:
          Cash and cash equivalents........   $ 21,174     $  4,436
          Total assets.....................    286,566      233,174
          Total debt and capitalized leases    226,298      233,606
          Senior Preferred Stock...........     50,444       57,451
          Total stockholders' deficit......    (38,540)     (99,715)

--------
(1) Certain information in the consolidated financial statements for fiscal 2000 and prior has been reclassified to conform with the current reporting format.
(2) 53 weeks in fiscal year
(3) Other operating expenses include depreciation expense of office equipment, gain/loss on disposal of equipment and management and directors' fees.
(4) As of December 31, 2001, the Company has declared no dividends on its Class A1 Preferred Stock, Class A2 Preferred Stock or Class B Preferred Stock (collectively the ''Preferred Stock''). During fiscal 2001, the Company declared stock dividends of 280,299 shares of its 13% Senior Exchangeable Preferred Stock, due 2008 (the ''Senior Preferred Stock''). In addition, the Company has declared no cash dividends on its Common Stock.
(5) EBITDA (as defined) represents operating income (loss) plus depreciation and amortization of goodwill and franchise agreements, write-down of long-lived assets, pre-opening costs, restructuring expenses and other operating expenses. EBITDA is included because the Cash Flow Coverage Ratio (each as defined in the Indenture and the Exchange Debenture Indenture) is calculated on a similar basis. See the Consolidated Statements of Operations of the Company and the related notes to the Consolidated Financial Statements thereto included herein.

(6) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. For fiscal 2001, 2000, and 1999, earnings were insufficient to cover fixed charges and preferred stock dividends by approximately $53.5 million, $26.2 million, and $2.4 million, respectively.

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

   EBITDA represents operating income (loss) plus depreciation and amortization of goodwill and franchise agreements, write-down of long-lived assets, pre-opening costs, restructuring expenses and other operating expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

   The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year. For 2001 and 2002 comparable sales purposes, the week ending December 31, 2001 (53rd week) was excluded from the calculation.

   The discussion below of the Company's operating performance for fiscal years 2001, 2000 and 1999 should be read in conjunction with Item 6--Selected Financial Data contained herein.

Fiscal 2001 Compared to Fiscal 2000

   Restaurant Sales. Total sales decreased $18.6 million or 4.7% during fiscal 2001 to $379.1 million from $397.7 million during fiscal 2000. Sales at the comparable restaurants, including only those restaurants owned by the Company at December 31, 2001, decreased 7.1% primarily due to a decrease in customer traffic as BKC's national marketing program did not generate incremental traffic versus that of the prior year. The decline in comparable sales was partially offset by the additional sales generated from the purchase of 5 restaurants in March 2000 and the development of 21 restaurants during 2000. This development was partially offset by the closing of 2 restaurants in 2000 and 6 in 2001.

   Restaurant Operating Expenses. Total restaurant operating expenses increased $1.6 million, or .4% during fiscal 2001, to $382.7 million from $381.1 million during fiscal 2000. As a percentage of sales, restaurant operating expenses increased 5.2%, to 101.0% during fiscal 2001 from 95.8% during fiscal 2000. The majority of this percentage increase is due to higher write-downs of long-lived assets due to declining sales and the resulting decrease in cash flows.

   Cost of sales decreased $7.6 million during fiscal 2001, and decreased as a percent of sales to 31.0% in fiscal 2001 compared to 31.5% in 2000. Cost of food sales decreased $3.1 million during fiscal 2001, and increased 0.5% as a percentage of sales to 28.6% during fiscal 2001 from 28.1% during fiscal 2000. The decrease in cost of food sales dollars is the result of the variable nature of food costs on lower sales volumes, partially offset by the additional stores that were acquired and developed last year. The decline in gross margin percentage is due to higher commodity costs, specifically beef and cheese, partially offset by lower chicken costs and the implementation of a three tier value meal menu option which allows the customer to select between three drink and french fry sizes. Cost of non-food sales decreased $4.5 million during fiscal 2001, and decreased 1.0% as a percentage of sales to 2.4% from 3.4% during fiscal 2000. The decrease in the cost of non-food sales is the direct result of the decrease in non-food sales.

   Restaurant labor and related costs increased $4.5 million during fiscal 2001, and increased 2.5% as a percentage of sales to 29.5% during fiscal 2001 from 27.0% during fiscal 2000. The increase in restaurant labor and related dollar costs was primarily due to increases in management wages of $2.2 million, hourly wages of $2.0 million and group insurance and other benefit costs of $1.3 million offset by a decrease in bonus of $1.0 million. The increase in management wages was primarily due to merit increases as well as an increase in the weighted average number of stores in 2001 versus 2000. Hourly wages increased $2.0 million due to the increase in the weighted average number of stores in 2001 versus 2000, merit increases and a conscious decision to increase staff in an effort to improve customer service. Group insurance costs (a primary component of benefits) increased due to the number of stores and a rise in prescription drug costs. Bonus costs declined as 2001 performance did not warrant the same level of payout in 2000 based on 2000 performance.

   A key benchmark of restaurant operations is the operating margin produced. Operating margin is defined as net sales, less cost of sales and labor. The operating margin for the Company in fiscal years 2001, 2000 and 1999 was $149.7 million, $165.2 million and $166.2 million, respectively. These represent operating margin percentages of 39.5%, 41.5% and 42.0% of total sales, respectively. Operating margin decreased 2.0% as a percentage of sales in 2001 versus 2000 primarily due to the percentage increase in labor and related costs (as explained above) without a compensating increase in customer traffic.

   Depreciation and amortization decreased $0.8 million during fiscal 2001, to $16.2 million from $17.0 million during fiscal 2000. The decrease in depreciation dollars is due to the continued write-downs of long-lived assets, which reduces the ongoing carrying value of long-lived assets.

   Occupancy and other restaurant operating expenses including advertising and royalties decreased $3.5 million during fiscal 2001 and increased 0.6% as a percentage of sales to 30.2% during fiscal 2001 from 29.6% during fiscal 2000. Occupancy expense increased $1.1 million during fiscal 2001 and increased 0.8% as a percentage of sales to 11.3% in 2001 from 10.5% in 2000. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants in 2000. The percentage increase in occupancy expense is due to the fixed portion of rents on lower sales volumes. Other restaurant operating expenses, including advertising and royalties, decreased $4.6 million during fiscal 2001 and decreased 0.3% as a percentage of sales to 18.9% during fiscal 2001 from 19.2% during fiscal 2000. The decrease in other operating expense dollars is primarily due to the variable nature of advertising and royalties and tightened cost controls offset by increases in insurance costs and utilities. In addition, the Company recorded pre-opening costs relative to new restaurant developments in other expense which were $0.1 million and $0.7 million for the fiscal years 2001 and 2000, respectively.

   Write-down of long-lived assets. The provision for the impairment of long-lived assets was $22.9 million in 2001, exceeding the 2000 impairment of $9.4 million by $13.5 million. The increase in the write-down of long-lived assets is attributable to an increase in the number of stores whose cash flows are not sufficient to cover the remaining net book value of each affected store's long-lived assets.

   Restructuring Expenses. In 2000, due to the unsuccessful recapitalization efforts of the Company and the continued decline of the Burger King system, the Company elected to write-off all future development site expenses, all expenses related to the failed refinancing, the early termination of additional office space intended for expansion, as well as, severance agreements related to layoffs of 16 employees. Restructuring expenses totaled $4.3 million for fiscal 2000. No restructuring expenses were incurred in 2001. A credit of $102,000 was taken in 2001 related to an overestimate of the expenses related to the failed refinancing.

   General and Administrative Expenses. General and administrative expenses decreased $0.6 million during fiscal 2001 and remained flat as a percent of sales at 4.7% during fiscal 2001. The decrease in general and administrative expenses is due to no management bonus payout relating to 2001 as financial targets for the Company were not achieved. The remaining portion is due to reduced discretionary spending and staff reductions.

   Other Operating Expenses. Other operating expenses increased $0.3 million during fiscal 2001 to $2.5 million from $2.2 million in 2000. The increase is due to higher losses this year on the disposal of fixed assets.

   Other Expense. Other expense increased $4.4 million during fiscal 2001 to $26.5 million from $22.1 million in 2000. The majority of the increase in other expenses is due to higher interest rates on the AmeriKing Senior Notes and the Bank Credit Agreement.

   Extraordinary loss on early extinguishment of debt. On June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). In conjunction with this transaction, the Company recorded an extraordinary loss of $2.9 million. This extraordinary loss represents the write-off of deferred financing costs related to the AmeriKing Senior Notes. Due to the Company's valuation allowance for deferred tax assets, there is no associated tax benefit relating to the loss.

   EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $12.1 million or 41.0% to $17.4 million for fiscal 2001 from $29.5 million for fiscal 2000. As a percentage of restaurant sales, EBITDA decreased 2.8%, to 4.6% for fiscal 2001 from 7.4% for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

   Restaurant Sales. Total sales increased $1.8 million or 0.4% during fiscal 2000 to $397.7 million from $395.9 million during fiscal 1999, due primarily to the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively. In addition, the Company developed 20 and 10 restaurants in 2000 and 1999, respectively. Newly acquired restaurants accounted for $9.4 million of the total increase in restaurant sales, while new restaurant development accounted for $12.6 million of the increase in sales. Sales at the 355 comparable restaurants owned by the Company at the end of fiscal 1999 decreased 5.8% primarily due to a decrease in customer traffic as BKC's national marketing program did not generate incremental traffic versus that of the prior year. Additionally, customer traffic was negatively affected by severe winter storms during the fourth quarter in the Midwest.

   Restaurant Operating Expenses. Total restaurant operating expenses increased $27.2 million, or 7.7% during fiscal 2000, to $381.1 million from $353.9 million during fiscal 1999. As a percentage of sales, restaurant operating expenses increased 6.4%, to 95.8% during fiscal 2000 from 89.4% during fiscal 1999.

   Cost of sales decreased $0.2 million during fiscal 2000, and decreased as a percent of sales to 31.5% in fiscal 2000 compared to 31.7% in 1999. Cost of food sales decreased $1.2 million during fiscal 2000, and decreased 0.4% as a percentage of sales to 28.1% during fiscal 2000 from 28.5% during fiscal 1999. The decrease in cost of food sales is the result of higher supplier rebates, partially offset by the inclusion of the 5 and 59 restaurants purchased in 2000 and 1999, respectively, as well as, the 20 and 10 restaurants that were developed by the Company in 2000 and 1999, respectively. Cost of non-food sales increased $0.9 million during fiscal 2000, and increased 0.2% as a percentage of sales to 3.4% during fiscal 2000 from 3.2% during fiscal 1999. The change in cost of non-food sales is due to the write off of promotional inventory that we were unable to sell during fiscal 2000.

   Restaurant labor and related costs increased $2.9 million during fiscal 2000, and increased 0.6% as a percentage of sales to 27.0% during fiscal 2000 from 26.4% during fiscal 1999. The increase in restaurant labor and related costs was primarily due to an increase in the number of stores in 2000 compared to 1999. The percentage increase is the result of lower average store sales volumes negatively impacting the fixed component of salaries and related benefit costs.

   A key benchmark of restaurant operations is the operating margin produced. Operating margin is defined as net sales, less cost of sales and labor. The operating margin for the Company in fiscal years 2000, 1999 and 1998 was $165.2 million, $166.2 million and $132.3 million, respectively. These represent operating margin percentages of 41.5%, 42.0% and 43.0% of total sales, respectively.

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

   Occupancy and other restaurant operating expenses including advertising and royalties increased $10.5 million during fiscal 2000 and increased 2.5% as a percentage of sales to 29.6% during fiscal 2000 from 27.1% during fiscal 1999. Occupancy expense increased $2.3 million during fiscal 2000 and increased 0.5% as a percentage of sales to 10.5% in 2000 from 10.0% in 1999. The dollar increase in occupancy expense is due to the inclusion of newly acquired and developed restaurants. Other restaurant operating expenses, including advertising and royalties, increased $8.2 million during fiscal 2000 and increased 2.0% as a percentage of sales to 19.1% during fiscal 2000 from 17.1% during fiscal 1999. This increase is primarily due to the inclusion of newly acquired and developed restaurants, additional operating leases related to the new Frozen Coke(R) machines and new Point of Sales devices leased in the latter half of 1999 and early 2000, as well as higher repair and maintenance expenses and higher utility costs attributable to rising natural gas prices. In addition, the Company recorded pre-opening costs relative to new restaurant developments in other expense which was $0.7 million for both 2000 and 1999.

   Write-down of long-lived assets. The provision for the impairment of long-lived assets was $9.4 million in 2000, greatly exceeding the 1999 impairment of $1.0 million by $8.4 million. The increase in the write-down of long-lived assets is attributable to an increase in the number of stores whose cash flows are not sufficient to cover the remaining net book value of each affected store's long-lived assets.

   Restructuring Expenses. Due to the unsuccessful recapitalization efforts of the Company and the continued decline of the Burger King system, the Company elected to write-off all future development site expenses, all expenses related to the failed refinancing, the early termination of additional office space intended for expansion, as well as, severance agreements related to layoffs of 16 employees. Restructuring expenses totaled $4.3 million for fiscal 2000.

   General and Administrative Expenses. General and administrative expenses increased $1.7 million during fiscal 2000 and increased 0.4% as a percent of sales to 4.7% during fiscal 2000 from 4.3% during fiscal 1999. The increase in general and administrative expenses is due to staff increases and related costs associated with the newly acquired and developed restaurants. Staff increases also relate to intended growth plans which were aborted in November, 2000 due to the discontinued refinancing plans.

   Other Operating Expenses. Other operating expenses increased $.2 million during fiscal 2000 to $2.2 million from $2.0 million in 1999. As a percentage of sales, other operating expenses remained flat at 0.5% across years.

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

Liquidity and Capital Resources

   Net cash flows provided by operating activities decreased $23.9 million during the fiscal year ended December 31, 2001, to a use of cash of $4.9 million, from a source of cash of $19.0 million during the fiscal year ended December 25, 2000. The decrease in net cash flow is attributable to a larger net loss in 2001 as compared to 2000 and the receipt of one-time vendor incentives in fiscal 2000. The Company received two installments of vendor incentives from its soft drink suppliers totaling approximately $20.0 million in 2000. Both payments were approximately $10.0 million each, and were received in March 2000 and August 2000. These vendor incentives are being amortized over the lesser of 10 years or the remaining franchise life.

   Net cash flows used by investing activities for the fiscal year ended were $5.0 million, a decline of $12.5 million over the prior year. These capital expenditures were primarily for the replacement of equipment in the Company's existing facilities, as there were no acquisitions in 2001 and only 1 new store opening. In 2000, cash used by investing activities was for the development of 20 new restaurants and significant investments in new technologies to improve store reporting and Company communication capabilities.

   During the fiscal year ended December 31, 2001, the Company used $6.8 million for financing activities. In conjunction with the Exchange Offer, the Company made a $3.3 million principal payment on its Bank Credit Agreement and incurred financing costs of $2.5 million related to the offering. In addition, the Company made principal payments totaling approximately $1.0 million related to the 1995, 1996 and 1998 FAC Notes.

   There are no plans for new restaurant development in fiscal year 2002. AmeriKing has contractual obligations for restaurants subject to franchise renewal and other commitments for exterior image changes. The capital expenditures for these restaurants is estimated to be $10.4 million. These commitments represent obligations related to renewed franchise agreements in fiscal 2001 and anticipated renewal of franchise agreements in fiscal 2002. AmeriKing is also obligated to make restaurant improvements related to the receipt of vendor incentives in fiscal 2000. Ameriking anticipates the remaining vendor incentive obligations to be approximately $10.0 million. Changes to restaurant grounds and drive-thrus must be completed by December 31, 2002, with the deadline for signage changes being June 30, 2003. On June 20, 2001, the Company was notified of another design change which includes new kitchen design elements. The new kitchen equipment must be installed by June 30, 2002 at an estimated cost of $4.0 million. The actual amount of the Company's cash requirements for capital expenditures presently depends on, among other things, the costs associated with ongoing equipment replacement and remodeling of existing restaurants and the number of franchised restaurants subject to renewal, including the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals.

   On June 29, 2001, AmeriKing, Inc. (the "Company") completed an exchange offer of its 10 3/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). Of the $100 million in AmeriKing Senior Notes approximately 99.5% were exchanged for bonds issued by National Restaurant Enterprises Holdings, Inc. ("NRE Holdings"), a new subsidiary of the Company. NRE Holdings is the sole stockholder of National Restaurant Enterprises, Inc., the subsidiary through which the Company conducts its operations.

   For each $2,000 principal amount of AmeriKing Senior Notes (or portion thereof) tendered, NRE Holdings exchanged $1,000 principal amount of its 10 3/4% Senior Notes ("NRE Senior Notes") due November 15, 2007 and a unit consisting of $1,000 of its 13% Senior PIK Notes ("NRE Senior PIK Notes") due May 15, 2008 and a warrant to purchase a pro rata portion of 19.99% of NRE Holdings' common stock. In lieu of the payment of cash interest on the AmeriKing Senior Notes for the period from December 1, 2000 to June 1, 2001, NRE Holdings paid interest in respect of the NRE Senior Notes and NRE Senior PIK Notes, as if each had been outstanding since November 15, 2000 to May 15, 2001.

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

   Concurrent with the exchange, National Restaurant Enterprises Inc., entered into a $115,500,000 amended and restated senior secured revolving credit facility with Fleet National Bank, as agent. The credit agreement contains several financial covenants, which will require National Restaurant Enterprises to maintain certain financial ratios and restrict National Restaurant Enterprises' ability to incur indebtedness and pay dividends. The commitment fee on the unused portion of the revolver will be 1/2% per year, payable quarterly. As part of the terms of the credit facility, the Company made a principal payment of $3.3 million to reduce the outstanding credit facility balance from $118.8 million. The Company also incurred $2.2 million in amendment and closing fees paid and payable to its bank group, with $1.7 million payable no later than June 30, 2002.

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

   The Company's current cash balances and forecasted cash flows will not be sufficient to meet the deadlines for these capital requirements. In addition, the Company's current and forecasted cash will not be sufficient to repay the $115,500,000 Bank Credit Agreement due and payable on June 30, 2002 and it may become necessary to defer interest payments to its lending group as well as payments to other vendors. AmeriKing has had discussions with its lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure and securing additional capital. In addition, the Company is in discussions with BKC to potentially defer capital improvement obligations as the Company's current available cash will not be sufficient to meet these capital improvement obligations. The Company anticipates a resolution to the capital and debt restructuring and its ability to secure additional capital by June 30, 2002. The Company is also seeking a return to covenant compliance in accordance with our Bank Credit Agreement.

   During fiscal year 2001, management held meetings with various lessors representing approximately 70% of leased restaurants. These meetings were intended to seek reduced base rent payments, percentage rent payments or other methods of rent relief to better reflect the existing restaurant economics of many of our restaurants. To date, we have no formal commitments for any reductions in our lease commitments, but believe that we will be able to achieve reduced rent levels in a select group of restaurants and in conjunction with our planned debt and capital restructuring.

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

Income Taxes

   The Company completed fiscal 2001 with a net operating loss carry-forward for tax purposes of approximately $77.3 million. Substantially all of the Company's acquisitions completed to date have been structured as asset purchases. As a result, the Company is able to deduct goodwill amortization expense for income tax purposes over a 15 year period.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. As the Company has never engaged in a pooling acquisition transaction, the Company does not anticipate that SFAS No. 141 will have a significant impact on its current or future operations or financial results.

   SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after their initial acquisition. Goodwill will no longer be amortized over a fixed term of years, rather, will need to be tested at least annually for impairment. The Statement needs to be applied starting with fiscal years beginning after December 15, 2001. The Company intends to test its goodwill for impairment in the second quarter of 2002. The Company has approximately $140 million of goodwill as of December 31, 2001. The Company estimates that the write-off associated with this pronouncement could exceed $40 million.

   In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for asset retirement costs and related obligations and is effective for fiscal years beginning after June 15, 2002. The Company does not believe the impact of the adoption of SFAS No. 143 will be significant.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets (including discontinued operations) that are to be held or disposed of by sale, as well as addresses certain discontinued operations issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that SFAS No. 144 will have a significant impact on its current or future operations or financial results.

   In February 2002, the FASB announced the rescission of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". Generally, such rescission has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescission is effective for the fiscal year ended December 29, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company will reclassify approximately $2.9 million of debt extinguishment costs recorded for 2001 that are classified under current accounting standards as extraordinary items to other interest costs. As mentioned above, AmeriKing has had discussions with its lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure. The Company anticipates a resolution to the capital and debt restructuring by June 30, 2002. As a result, the Company anticipates an additional $2.5 million of debt extinguishment costs that will be recorded as extraordinary items in fiscal 2002 that will need to be reclassified to other interest costs in comparative statements presented in the year of adoption.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to the Company's variable rate debt obligations, which totaled $117.8 million at December 31, 2001. Of this balance, the Fleet Bank revolver comprised $115.5 million bearing an interest rate calculated at the lesser of Fleet Bank's base rate or the Eurodollar rate plus 5.0% (2.0% represents a penalty for failing to be in compliance with the financial covenants). The remainder includes the 1995 Franchise Acceptance Corporation ("FAC") Note of $0.9 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 Franchise Acceptance Corporation Note comprised $1.4 million bearing an interest rate of 2.50% above FAC's program rate. With a 20% increase in interest rates, the Company would experience an increase in interest expense of approximately $2.3 million. The Company does not hold any market risk sensitive financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

Index To the Consolidated Financial Statements of AmeriKing, Inc. And Subsidiary

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report...........................................................................  23

Consolidated Balance Sheets as of December 31, 2001 and December 25, 2000..............................  24

Consolidated Statements of Operations for the fiscal years ended December 31, 2001, December 25, 2000 and December 27, 1999................................................................................  25

Consolidated Statements of Stockholders' Deficit for the fiscal years ended December 31, 2001, December
  25, 2000 and December 27, 1999.......................................................................  26

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2001, December 25, 2000 and December 27, 1999................................................................................  27

Notes to Consolidated Financial Statements.............................................................  28

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AmeriKing, Inc.
Westchester, Illinois

   We have audited the accompanying consolidated balance sheets of AmeriKing, Inc. and Subsidiary (the "Company") as of December 31, 2001 and December 25, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three fiscal years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriKing, Inc. and Subsidiary as of December 31, 2001 and December 25, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses from operations, a stockholders' capital deficiency, and non-compliance with certain financial covenants of its long-term debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          DELOITTE & TOUCHE LLP

Chicago, Illinois
March 29, 2002

                        AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    December 31, 2001 and December 25, 2000

                                                       December 31,  December 25,
                                                           2001          2000
                                                       ------------  ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.......................... $  4,436,000  $ 21,174,000
   Accounts receivable................................    2,355,000     3,131,000
   Inventories........................................    3,871,000     5,113,000
   Prepaid expenses...................................    4,080,000     2,853,000
   Current portion of deferred income taxes (Note 10).                  1,054,000
                                                       ------------  ------------
       Total current assets...........................   14,742,000    33,325,000
PROPERTY AND EQUIPMENT (Note 4).......................   60,688,000    77,213,000
GOODWILL .............................................  139,968,000   156,214,000
DEFERRED INCOME TAXES (Note 10).......................    7,120,000     6,599,000
OTHER ASSETS:
   Deferred financing costs...........................    4,583,000     4,859,000
   Franchise agreements...............................    5,800,000     8,068,000
   Other long-term assets.............................      273,000       288,000
                                                       ------------  ------------
       Total other assets.............................   10,656,000    13,215,000
                                                       ------------  ------------
          TOTAL....................................... $233,174,000  $286,566,000
                                                       ============  ============

         LIABILITIES, SENIOR PREFERRED STOCK AND STOCKHOLDERS' DEFICITS
CURRENT LIABILITIES:
   Accounts payable and other accrued expenses........ $ 18,497,000  $ 19,183,000
   Accrued payroll and related expenses...............    5,931,000     8,848,000
   Accrued taxes payable..............................    3,790,000     3,698,000
   Current portion of long-term debt (Note 5).........    1,002,000       983,000
   Debt subject to acceleration (Note 5)..............  232,004,000   224,715,000
                                                       ------------  ------------
       Total current liabilities......................  261,224,000   257,427,000
                                                       ------------  ------------
LONG-TERM DEBT--Less current (Note 5).................      600,000       600,000
DEFERRED VENDOR INCENTIVES AND OTHER..................   13,614,000    16,635,000
                                                       ------------  ------------
       Total liabilities..............................  275,438,000   274,662,000
                                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 15)...............           --            --
SENIOR PREFERRED STOCK (Note 7).......................   57,451,000    50,444,000
STOCKHOLDERS' DEFICIT:
   Preferred stock....................................           75            75
   Common stock.......................................        9,030         9,030
   Accumulated deficit................................  (99,724,105)  (38,549,105)
                                                       ------------  ------------
       Total stockholders' deficit....................  (99,715,000)  (38,540,000)
                                                       ------------  ------------
          TOTAL....................................... $233,174,000  $286,566,000
                                                       ============  ============


                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Fiscal Years Ended December 31, 2001, December 25, 2000, and December
                                   27, 1999

                                                               Fiscal        Fiscal        Fiscal
                                                                2001          2000          1999
                                                            ------------  ------------  ------------
Sales
   Restaurant food sales................................... $368,072,000  $383,874,000  $381,013,000
   Non-food sales..........................................   10,984,000    13,777,000    14,888,000
                                                            ------------  ------------  ------------
       Total sales.........................................  379,056,000   397,651,000   395,901,000
Restaurant Operating Expenses:
   Cost of food sales......................................  108,507,000   111,641,000   112,761,000
   Cost of non-food sales..................................    9,057,000    13,553,000    12,651,000
   Restaurant labor and related costs......................  111,798,000   107,278,000   104,336,000
   Occupancy...............................................   42,879,000    41,731,000    39,414,000
   Depreciation and amortization of goodwill and franchise
     agreements............................................   16,183,000    16,983,000    15,818,000
   Advertising.............................................   18,456,000    22,110,000    21,028,000
   Royalties...............................................   12,958,000    13,438,000    13,341,000
   Write-down of long-lived assets (Note 13)...............   22,884,000     9,438,000       980,000
   Other restaurant operating expenses.....................   40,056,000    40,563,000    33,535,000
   Restructuring expenses (credits) (Note 14)..............     (102,000)    4,323,000
                                                            ------------  ------------  ------------
       Total restaurant operating expenses.................  382,676,000   381,058,000   353,864,000
General and Administrative Expenses........................   17,982,000    18,544,000    16,836,000
Other Operating Expenses:
   Depreciation expense--office............................      676,000       854,000     1,138,000
   Loss on disposal of equipment...........................    1,138,000       649,000       225,000
   Management and directors' fees..........................      650,000       650,000       663,000
                                                            ------------  ------------  ------------
       Total other operating expenses......................    2,464,000     2,153,000     2,026,000
                                                            ------------  ------------  ------------
Operating Income (Loss)....................................  (24,066,000)   (4,104,000)   23,175,000
Other Expense:
   Interest expense--net...................................  (25,700,000)  (21,064,000)  (20,165,000)
   Amortization of deferred costs..........................     (722,000)     (922,000)     (801,000)
   Other expense--net......................................      (84,000)      (99,000)      (57,000)
                                                            ------------  ------------  ------------
       Total other expense.................................  (26,506,000)  (22,085,000)  (21,023,000)
                                                            ------------  ------------  ------------
Income (Loss) Before Extraordinary Item and Provision
  (Benefit) for Income Taxes...............................  (50,572,000)  (26,189,000)    2,152,000
Provision (Benefit) for Income Taxes.......................      559,000    (7,237,000)    1,335,000
                                                            ------------  ------------  ------------
Income (Loss) Before Extraordinary Item....................  (51,131,000)  (18,952,000)      817,000
Extraordinary Loss on Early Extinguishment of Debt (Note 6)    2,914,000
                                                            ------------  ------------  ------------
Net Income (Loss) .........................................  (54,045,000)  (18,952,000)      817,000
Preferred Stock Dividends (cumulative, undeclared).........     (659,000)     (621,000)     (585,000)
Senior Preferred Stock Dividends...........................   (7,011,000)   (6,026,000)   (5,325,000)
Amortization of Senior Preferred Stock Issuance Costs......     (119,000)     (119,000)     (119,000)
                                                            ------------  ------------  ------------
Loss Available to Common Stockholders...................... $(61,834,000) $(25,718,000) $ (5,212,000)
                                                            ============  ============  ============
Earnings (Loss) Per Common Share:
Loss Per Common Share Before Extraordinary Loss............ $     (65.25) $     (28.48) $      (5.77)
Extraordinary Loss......................................... $      (3.23) $             $
                                                            ------------  ------------  ------------
Loss Per Common Share--Basic and Diluted .................. $     (68.48) $     (28.48) $      (5.77)
                                                            ============  ============  ============
Weighted Average Number of Shares Outstanding..............      902,992       902,992       902,992
                                                            ============  ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
 For the Fiscal Years Ended December 31, 2001, December 25, 2000, and December
                                   27, 1999

                                                                            Retained
                                                          Preferred Common  Earnings
                                                            Stock   Stock   (Deficit)       Total
                                                          --------- ------ ------------  ------------
BALANCE--December 28, 1998...............................    $75    $9,030 $ (8,825,105) $ (8,816,000)
   Dividends on senior preferred stock...................                    (5,325,000)   (5,325,000)
   Amortization of senior preferred stock Issuance costs.                      (119,000)     (119,000)
   Net income............................................                       817,000       817,000
                                                             ---    ------ ------------  ------------
BALANCE--December 27, 1999...............................     75     9,030  (13,452,105)  (13,443,000)
   Dividends on senior preferred stock...................                    (6,026,000)   (6,026,000)
   Amortization of senior preferred stock Issuance costs.                      (119,000)     (119,000)
   Net loss..............................................                   (18,952,000)  (18,952,000)
                                                             ---    ------ ------------  ------------
BALANCE--December 25, 2000...............................     75     9,030  (38,549,105)  (38,540,000)
   Dividends on senior preferred stock...................                    (7,011,000)   (7,011,000)
   Amortization of senior preferred stock Issuance costs.                      (119,000)     (119,000)
   Net loss..............................................                   (54,045,000)  (54,045,000)
                                                             ---    ------ ------------  ------------
BALANCE--December 31, 2001...............................    $75    $9,030 $(99,724,105) $(99,715,000)
                                                             ===    ====== ============  ============





                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Fiscal Years Ended December 31, 2001, December 25, 2000, and December
                                   27, 1999

                                                                     Fiscal        Fiscal        Fiscal
                                                                      2001          2000          1999
                                                                  ------------  ------------  ------------
Cash Flows from operating Activities:
Net income (loss)................................................ $(54,045,000) $(18,952,000) $    817,000
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Depreciation and amortization.................................   17,581,000    18,758,000    17,758,000
   Deferred income taxes.........................................      533,000    (7,367,000)    1,285,000
   Write-down of long-lived assets...............................   22,884,000     9,438,000       980,000
   Loss on disposition of equipment..............................    1,138,000       649,000       225,000
   Extraordinary loss on early extinguishment of debt............    2,914,000
   Paid in Kind interest on NRE Holdings Senior Notes............   11,616,000
   Changes in:
       Accounts receivable.......................................      776,000       679,000    (1,298,000)
       Inventories...............................................    1,242,000        87,000    (2,654,000)
       Prepaid expenses and other assets.........................   (1,293,000)   (1,905,000)     (756,000)
       Accounts payable, accrued expenses and other long-
         term liabilities........................................   (8,262,000)   17,571,000     5,135,000
                                                                  ------------  ------------  ------------
          Net cash flows provided by (used for) operating
            activities...........................................   (4,916,000)   18,958,000    21,492,000
Cash Flows from Investing Activities:
   Purchase of restaurant franchise agreements, equipment and
     goodwill....................................................                 (3,689,000)  (46,070,000)
   Proceeds from sale of property................................                    463,000
   Cash paid for franchise agreements............................      (18,000)   (1,351,000)     (619,000)
   Cash paid for property and equipment..........................   (4,957,000)  (12,910,000)  (12,728,000)
                                                                  ------------  ------------  ------------
          Net cash flows used for investing activities...........   (4,975,000)  (17,487,000)  (59,417,000)
Cash Flows from Financing Activities:
   Cash paid for financing costs.................................   (2,535,000)      (15,000)
   Advances under line of credit.................................                  5,975,000    45,243,000
   Payments on line of credit....................................   (3,326,000)
   Payments on fractional dividends on the senior preferred
     stock.......................................................       (4,000)
   Payments on short-term debt...................................                   (255,000)   (2,402,000)
   Payments on long-term debt....................................     (982,000)     (756,000)     (753,000)
                                                                  ------------  ------------  ------------
          Net cash flows provided by (used for) financing
            activities...........................................   (6,847,000)    4,949,000    42,088,000
                                                                  ------------  ------------  ------------
Net Change in Cash and Cash Equivalents..........................  (16,738,000)    6,420,000     4,163,000
Cash and Cash Equivalents--Beginning of year.....................   21,174,000    14,754,000    10,591,000
                                                                  ------------  ------------  ------------
Cash and Cash Equivalents--End of year........................... $  4,436,000  $ 21,174,000  $ 14,754,000
                                                                  ============  ============  ============
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for interest........................ $ 13,080,000  $ 22,643,000  $ 19,352,000
                                                                  ============  ============  ============
   Cash paid during the year for income taxes.................... $    166,000  $    497,000  $    100,000
                                                                  ============  ============  ============
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
Senior preferred stock dividends................................. $  7,007,000  $  6,026,000  $  5,325,000
Amortization of senior preferred stock issuance costs............      119,000       119,000       119,000
                                                                  ------------  ------------  ------------
          Total.................................................. $  7,126,000  $  6,145,000  $  5,444,000
                                                                  ============  ============  ============

                See notes to consolidated financial statement.

                        AMERIKING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fiscal Years Ended December 31, 2001, December 25, 2000, and December
                                   27, 1999

1. Description of Business

   AmeriKing, Inc. and its wholly owned subsidiary National Restaurant Enterprises Holdings, Inc. ("NRE Holdings") (together, the "Company"), own and operate Burger King restaurants in twelve states through its operating subsidiary, National Restaurant Enterprises, Inc. d/b/a AmeriKing.

   During fiscal 1999, the Company, in a series of transactions, acquired 59 Burger King restaurants in Illinois, Ohio, Tennessee, Wisconsin, North Carolina and Virginia (the ''1999 Acquisitions'') for $40.5 million in cash, excluding transaction fees and expenses. In addition, the Company developed 10 Burger King restaurants in Illinois, Kentucky, North Carolina, Ohio, Tennessee and Wisconsin.

   During fiscal 2000, the Company acquired 5 Burger King restaurants in Illinois (the ''2000 Acquisitions'') for $3.7 million in cash, excluding transaction fees and expenses. In addition, the Company developed 20 Burger King restaurants in Illinois, Kentucky, Virginia, North Carolina, Colorado, Ohio and Michigan. The Company closed 2 stores in Illinois.

   During fiscal 2001, the Company closed 6 Burger King restaurants, 4 of which were in Illinois, 1 in Colorado and 1 in Wisconsin. The Company developed 1 new restaurant in Illinois.

   The Company is the largest independent Burger King franchisee in the United States, operating 374 Burger King restaurants as of December 31, 2001. Management of the Company considers it to have one reportable segment, the operation of franchised restaurants in the United States, and assesses performance on a single segment basis.

2. Basis of Presentation and Summary of Significant Accounting Policies

   Fiscal Year--The Company has a 52/53-week fiscal year that ends on the last Monday of the calendar year. The 2001, 2000 and 1999 fiscal years ended December 31, 2001, December 25, 2000 and December 27, 1999, respectively. The fiscal year ended December 31, 2001 was a 53-week period; the prior two fiscal years were 52-week periods.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Property and Equipment--Property and equipment are stated at either purchased cost or allocated acquisition cost. Normal repairs and maintenance costs are charged to expense as incurred. Depreciation expense is being computed using the straight-line method over the following estimated useful lives:

               Restaurant equipment and furnishings 5-15 years
               Office furniture and equipment...... 5-9 years
               Buildings........................... 40 years
               Leasehold improvement............... Life of lease

   Franchise Agreements--The franchise agreements with Burger King Corporation ("BKC") require the Company to pay a franchise fee for each new restaurant developed and for the renewal of franchises that have expired. Franchise fees are capitalized and amortized using the straight-line method over the term of the related franchise agreements. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Accumulated amortization as of December 31, 2001 and December 25, 2000 was approximately $3,473,000 and $2,887,000, respectively.

   Goodwill--Goodwill represents the excess of cost over fair value of net assets acquired in connection with the Company's acquisitions. Goodwill is amortized over 35 years using the straight-line method. Accumulated amortization of goodwill as of December 31, 2001 and December 25, 2000 was approximately $27,980,000 and $22,701,000, respectively.

   Accounting for the Impairment of Long-Lived Assets--The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed or impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During fiscal years 2001, 2000 and 1999, the Company wrote down approximately $22.9 million, $9.4 million and $1.0 million of long-lived assets, respectively. These write-downs consisted primarily of goodwill recorded as part of acquired restaurants. The remaining write-down consisted of land, restaurant equipment, signage and other related store assets.

   Accounting for Derivative Instruments and Hedging Activities--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivative instruments at fair value. At December 31, 2001 and December 25, 2000, the Company had no material derivative instruments or hedging activities.

   New Accounting Pronouncements--In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement establishes accounting and reporting standards for how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. In addition, the statement addresses how goodwill and other intangible assets should be accounted for after their initial acquisition. Goodwill will no longer be amortized over a fixed term of years, rather, goodwill will need to be tested at least annually for impairment. The Statement needs to be applied starting with fiscal years beginning after December 15, 2001. The Company intends to test its goodwill for impairment in the second quarter of 2002. The Company has approximately $140 million of goodwill as of December 31, 2001. The Company estimates that the write-off associated with this pronouncement could exceed $40 million.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets (including discontinued operations) that are to be held or disposed of by sale, as well as addresses certain discontinued operations issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that SFAS No. 144 will have a significant impact on its current or future operations or financial results.

   In February 2002, the FASB announced the rescission of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". Generally, such rescission has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescission is effective for the fiscal year ended December 29, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company will reclassify approximately $2.9 million of debt extinguishment costs recorded for 2001 that are classified under current accounting standards as extraordinary items to other interest costs. As mentioned above, AmeriKing has had discussions with its lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure. The Company anticipates a resolution to the capital and debt restructuring by June 30, 2002. As a result, the Company anticipates an additional $2.5 million of debt extinguishment costs that will be recorded as extraordinary items in fiscal 2002 that will need to be reclassified to other interest costs in comparative statements presented in the year of adoption.

   Deferred Costs--Costs incurred by the Company in obtaining its financing for its acquisitions or in accordance with its debt and capital restructurings are being amortized on a straight-line basis over the term of the related financing. On June 29, 2001, the Company completed an exchange offer for approximately 99.5% of its outstanding AmeriKing Senior Notes and amended its bank credit agreement. In conjunction with this offering, the Company paid $2.5 million for financing costs in 2001. In addition, the Company incurred a closing fee of $1.7 million payable and due on June 2002. The Company recognized an extraordinary loss of $2.9 million, in conjunction with this bond exchange, representing the net carrying value of the original financing costs when the bonds were issued. Accumulated amortization as of December 31, 2001 and December 25, 2000 was approximately $2,802,000 and $3,594,000, respectively, for deferred financing costs.

   Vendor Incentives--Vendor incentives are amortized over the lesser of the life of the vendor contract or the remaining franchise life.

   Reclassifications--Certain information in the consolidated financial statements for fiscal 2000 and 1999 have been reclassified to conform to the current reporting format.

3. Business Condition

   At December 31, 2001, the Company had negative working capital of $246.5 million and a stockholders' deficit of $99.7 million. The negative working capital includes $232.0 million of debt subject to acceleration. In addition, during fiscal 2001, the Company incurred a loss from operations of $24.1 million.

   The Company's current cash balances and forecasted cash flows will not be sufficient to meet the deadlines for its capital requirements. In addition, the Company's current and forecasted cash will not be sufficient to repay the $115,500,000 Bank Credit Agreement due and payable on June 30, 2002 (see Note
5), and it may become necessary to defer interest payments to its lending group, as well as other payments to vendors. AmeriKing has had discussions with its lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure and securing additional capital. In addition, the Company is in discussions with BKC to potentially defer capital improvement obligations as the Company's current available cash will not be sufficient to meet these capital improvement obligations. The Company anticipates a resolution to the capital and debt restructuring and its ability to secure additional capital by June 30, 2002. The Company is also seeking a return to covenant compliance in accordance with its Bank Credit Agreement.

   During fiscal year 2001, management held meetings with various lessors representing approximately 70% of leased restaurants. These meetings were intended to seek reduced base rent payments, percentage rent payments or other methods of rent relief to better reflect the existing restaurant economics of many of our restaurants. To date, we have no formal commitments for any reductions in our lease commitments, but believe that we will be able to achieve reduced rent levels in a select group of restaurants and in conjunction with our planned debt and capital restructuring.

   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the entity be unable to continue as a going concern.

4. Property and Equipment

   Property and equipment consist of the following:

                                               December 31, December 25,
                                                   2001         2000
                                               ------------ ------------
       Restaurant equipment and furnishings... $ 79,994,000 $ 86,185,000
       Office furniture and equipment.........    5,794,000    5,828,000
       Leasehold improvements.................   20,494,000   20,983,000
       New restaurant development.............    1,392,000    1,522,000
       Buildings..............................    4,143,000    4,143,000
                                               ------------ ------------
              Total...........................  111,817,000  118,661,000
       Less accumulated depreciation..........   51,129,000   41,448,000
                                               ------------ ------------
              Property and equipment--net..... $ 60,688,000 $ 77,213,000
                                               ============ ============

5. Long-Term Debt

   Long-Term Debt consists of the following:

                                                         December 31, December 25,
                                                             2001         2000
                                                         ------------ ------------
Senior Notes AmeriKing, 10.75%, due 2006................ $    491,000 $100,000,000
Revolving Credit Facility, at a bank reference rate plus
  5.0%, 9.75% at December 31, 2001, due 2002............  115,500,000  118,826,000
Senior Notes NRE Holdings, 10.75%, due 2007.............   53,486,000           --
Senior Notes NRE Holdings, 13.00%, due 2008.............   57,639,000           --
Franchise Acceptance Corporation Limited Note, 9.86%,
  due 2006..............................................    3,535,000    4,162,000
Franchise Acceptance Corporation Limited Note, at a
  variable interest rate, 4.30% at December 31, 2001,
  due 2008..............................................    1,405,000    1,557,000
Franchise Acceptance Corporation Limited Note, at a
  variable interest rate, 4.55% at December 31, 2001,
  due 2005..............................................      950,000    1,153,000
Junior Subordinated Notes, 6.00%, due 2005..............      600,000      600,000
                                                         ------------ ------------
                                                          233,606,000  226,298,000
Current portion of long-term debt.......................    1,002,000      983,000
Debt subject to acceleration............................  232,004,000  224,715,000
                                                         ------------ ------------
                                                         $    600,000 $    600,000
                                                         ============ ============

  Franchise Acceptance Corporation Limited ("FAC") Notes

   On July 21, 1995, the Company issued a $6.9 million note to BKC (the "BKC Note"). On July 18, 1996, the BKC Note was replaced with a $6.1 million note issued to Franchise Acceptance Corporation Limited (the "1996 FAC Note"). The 1996 FAC Note bears interest at a rate of 9.86% per annum, has mandatory principal payments and matures July 2006. In connection with the 1996 FAC Note, FAC committed to lend the Company $900,000 under a separate credit facility (the "FAC Credit Facility") for capital expenditures. Borrowings under the FAC Credit Facility bear interest at a variable rate with principle payments due monthly. No amounts were outstanding under the FAC Credit Facility at December 31, 2001.

   On November 29, 1995, the Company issued a $1.9 million note (the ''1995 FAC Note'') to FAC. The FAC Note bears interest at 2.75% above FAC's program rate, has mandatory monthly principal payments and matures December 2005.

   On July 22, 1998, the Company issued a $1.8 million note (the ''1998 FAC Note'') to FAC. The FAC Note bears interest at 2.5% above FAC's program rate, has mandatory monthly principal payments and matures November 2008.

  AmeriKing Senior Notes and NRE Holdings Senior Notes / Bond Exchange

   On December 3, 1996, the Company issued 10 3/4% senior notes (the ''Senior Notes'') due 2006 in the aggregate principal amount of $100.0 million to the investing public. Interest on the Senior Notes is payable semi-annually in cash in arrears on June 1 and December 1, commencing June 1, 1997. These Senior Notes mature on December 1, 2006.

   On June 29, 2001, the Company completed an exchange offer for its 10 3/4% Senior Notes due December 2006. Of the $100 million in AmeriKing Senior Notes, approximately 99.5% were exchanged for bonds issued by National Restaurant Enterprises Holdings, Inc., a new subsidiary of the Company. NRE Holdings is the sole stockholder of National Restaurant Enterprises, Inc., the subsidiary ("National Restaurant Enterprises") through which the Company conducts its operations.

   For each $2,000 principal amount of AmeriKing Senior Notes (or portion thereof) tendered, NRE Holdings exchanged $1,000 principal amount of its 10 3/4% Senior Notes ("NRE Senior Notes") due November 15, 2007 and a unit consisting of $1,000 of its 13% Senior PIK Notes ("NRE Senior PIK Notes") due May 15, 2008 and a warrant to purchase a pro rata portion of 19.99% of NRE Holdings' common stock. In lieu of the payment of cash interest on the AmeriKing Senior Notes from December 1, 2000 to June 1, 2001, NRE Holdings paid interest in respect of the NRE Senior Notes and the NRE Senior PIK Notes, as if each had been outstanding since November 15, 2000 to May 15, 2001.

   From and after May 15, 2001, the NRE Senior Notes bear interest at the rate of 10 3/4% per year. Payments of interest on the NRE Senior Notes will be payable semi-annually in cash in arrears on November 15 and May 15 in each year, beginning November 15, 2001, to holders of record of NRE Senior Notes at the close of business on the May 1 or November 1 immediately preceding such interest payment date. Interest will be computed on the basis of a 360-day year of twelve 30-day months. As a result of non-compliance with its Bank Credit Agreement, the Company did not pay interest due on November 15, 2001.

   From and after May 15, 2001, the NRE Senior PIK Notes bear interest at the rate of 13% per year. Payments of interest on the NRE Senior PIK Notes is payable semi-annually in kind, in arrears on November 15 and May 15 in each year, beginning November 15, 2001, to holders of record of NRE Senior PIK Notes at the close of business on the May 1 or November 1 immediately preceding such interest payment date. The outstanding principal amount of the NRE Senior PIK Notes will be increased on May 15 and November 15, beginning May 15, 2001, by an amount equal to the interest payable for the preceding semi-annual period. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

   The NRE Holdings' securities have not been registered under the Securities Act of 1933 and were offered only to holders of the Senior Notes that are "accredited investors" as defined in Regulation D under the Securities Act of 1933. NRE Holdings has agreed to file a registration statement relating to an offer to exchange identical securities issued by NRE Holdings for the NRE Senior Notes and the NRE Senior PIK Notes, or if an exchange offer cannot be made, a registration statement that will enable holders of the NRE Senior Notes and the NRE Senior PIK Notes to offer or sell those securities in compliance with the Securities Act of 1933. Since NRE Holdings was unable to register the securities by October 27, 2001, NRE Holdings is required to pay liquidated damages to the holders of the notes. As of December 31, 2001, the securities are not registered and the Company has accrued $46,000 in liquidated damages.

   The AmeriKing and NRE Holdings Senior Notes are senior unsecured obligations of the Company and pursuant to the terms of the Senior Notes indenture rank pari passu in right of payment with other senior indebtedness of the Company and senior to subordinated indebtedness of the Company, and effectively rank junior to secured indebtedness of the Company and to indebtedness of the Company's subsidiaries.

   The AmeriKing and NRE Holdings Senior Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of December 31, 2001, the Company had short-term restrictions on additional borrowings as defined by such covenants. As a result of non-compliance with certain financial covenants under its Bank Credit Agreement, the Company was blocked from making necessary cash interest payments on the Senior Notes and NRE Senior Notes. The Company is not in compliance with its Senior Notes, NRE Senior Notes and NRE Senior PIK Notes (due to cross-default provisions). As a result of this non-compliance, the Senior Notes, NRE Senior Notes and NRE Senior Notes are subject to acceleration if at least 25% of security holders vote to accelerate.

  Revolving Credit Facility

   On June 17, 1997, the Company amended and restated its Credit Agreement (the "Amended and Restated Revolving Credit Agreement") to provide for an increased commitment under its revolving credit facility (the "Revolver"). Under the Amended and Restated Revolving Credit Agreement, BankBoston, N.A. ("BBNA") and the other lenders thereto committed to increase the borrowing capacity of the Revolver from $15 million to $50 million. Pursuant to the terms of the Amended and Restated Revolving Credit Agreement, the interest rate, amortization schedule and maturity of the Revolver were revised. Interest is calculated as the lesser of the base rate or the Eurodollar rate and is payable, at a minimum, quarterly. The Amended and Restated Revolving Credit Agreement calls for no principal amortization and matures in June 2002.

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

   Concurrent with the bond exchange effective June 29, 2001, National Restaurant Enterprises entered into a $115,500,000 amended and restated senior secured revolving credit facility with Fleet National Bank, as agent. The credit agreement contains several financial covenants, which will require National Restaurant Enterprises to maintain certain financial ratios and restrict National Restaurant Enterprises' ability to incur indebtedness and pay dividends. The commitment fee on the unused portion of the revolver will be 1/2% per year, payable quarterly. As part of the terms of the credit facility, the Company made a principal payment of $3.3 million to reduce the outstanding credit facility balance from $118.8 million. The Company also incurred $2.2 million in amendment and closing fees paid and payable to its bank group, with $1.7 million payable no later than June 30, 2002.

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

   The borrowings under the credit facility bear interest at a rate per year equal to the Base Rate (as defined in the new credit agreement) plus 3.00% (plus 2.00% as we are no longer in compliance with the agreement's financial covenants). At December 31, 2001 and December 25, 2000, these rates were 9.75% and 9.24%, respectively. The new credit agreement also contains standard representations, warranties and covenants, including certain financial covenants, such as a leverage ratio, a debt service coverage ratio, a minimum EBITDA requirement and a limit on annual capital expenditures. As mentioned above, the Company is not in compliance with certain financial covenants as of December 31, 2001.

  Market Values and Debt Maturities

   At December 25, 2000, the Senior Notes had a fair value of 38.0% of their carrying value based on quoted market prices. As a result of the lack of an active market for the Senior Notes, NRE Senior Notes and NRE

Senior PIK Notes, combined with the significant issues of liquidity and non-compliance with various covenants, the collective securities are considered to have a fair value at less than 25% of their carrying value. The warrants issued in conjunction with the NRE Senior PIK Notes are considered to have no fair value. The carrying value of the Amended Revolving Credit Facility and the 1995 FAC Note approximates the fair value as the interest rates on these notes are variable and are adjusted, at a minimum, quarterly. At December 31, 2001 and December 25, 2000, the 1996 FAC Note had a fair value of 100.5% and 103.2%, respectively, and the Junior Subordinated Notes had a fair value of 89.3% and 88.0%, respectively, of their carrying values. The fair value of the 1996 FAC Note and the Junior Subordinated Notes was calculated using borrowing rates available to the Company under the Revolver at December 31, 2001 and December 25, 2000.

   Aggregate maturities of the Company's long-term debt as of December 31, 2001 are as follows:

                         2002............. $116,502,000
                         2003.............    1,102,000
                         2004.............    1,143,000
                         2005.............    2,000,000
                         2006.............    1,254,000
                         Thereafter.......  111,605,000
                                           ------------
                                Total..... $233,606,000
                                           ============

   Of the above stated amount, $232 million is subject to acceleration if the Company does not obtain future waivers for its anticipated non-compliance under the Bank Credit Agreements during fiscal 2002.

6. Extraordinary Items

   In conjunction with the Company's June 29, 2001 exchange offer for its 10 3/4% Senior Notes due December 2006, the Company recorded an extraordinary loss of $2.9 million. This extraordinary loss represents the write-off of deferred financing costs related to the AmeriKing Senior Notes. Due to the Company's valuation allowance for deferred tax assets, there is no associated tax benefit relating to the loss. The basic and diluted earnings per share impact of this extraordinary item in 2001 was $3.23.

7. Senior Preferred Stock

   Concurrent with the AmeriKing Senior Notes offering, the Company offered $30.0 million of units (the ''Units''), consisting of 1.2 million shares of Senior Preferred Stock and 30,000 shares of Common Stock. The Senior Preferred Stock is exchangeable, at the option of the Company, into the Company's 13% Subordinated Exchange Debentures due 2008, subject to the ability of the Company to incur such indebtedness under the $115,500,000 amended and restated senior secured revolving credit facility with Fleet National Bank, as agent. The Company incurred issuance costs in the amount of $1.2 million related to the issuance of the Senior Preferred Stock.

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

   During fiscal 2001, the Company declared stock dividends of 280,299 shares of its 13% Senior Preferred Stock, aggregating $7,007,000, compared to 241,033 shares, aggregating $6,026,000, in fiscal 2000. As of December 31, 2001, the Company has accrued senior preferred stock dividends of approximately $616,000 or 24,629 shares. The total number of Senior Preferred Stock shares outstanding at December 31, 2001 and December 25, 2000 was 2,298,043 and 2,017,744,
respectively.

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

                         Year                Percentage
                         ----                ----------
                         2002...............  104.333%
                         2003...............  102.167%
                         2004 and thereafter  100.000%

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

   At December 31, 2001 and December 25, 2000, the Senior Preferred Stock had a fair value of approximately $.6 million and $2.0 million, respectively, based on recent trading activity.

8. Leases

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

Rent expense amounted to:

                                            Fiscal      Fiscal      Fiscal
                                             2001        2000        1999
                                          ----------- ----------- -----------
   Minimum rentals under operating leases $37,952,000 $36,450,000 $32,190,000
   Contingent rentals....................   2,302,000   3,259,000   3,694,000
                                          ----------- ----------- -----------
          Total.......................... $40,254,000 $39,709,000 $35,884,000
                                          =========== =========== ===========

   Future minimum lease payments under noncancelable operating leases are as follows:

                         Fiscal Year          Amount
                         -----------       ------------
                         2002............. $ 32,917,000
                         2003.............   32,136,000
                         2004.............   31,279,000
                         2005.............   29,799,000
                         2006.............   28,569,000
                         Thereafter.......  213,572,000
                                           ------------
                                Total..... $368,272,000
                                           ============

9. Capital Stock

   At December 31, 2001 and December 25, 2000, the Company's authorized capital stock was as follows:

                                                           Number
                                              Number of   of Shares   Voting
                                    Par Value   Shares   Issued and   Rights
                                    Per Share Authorized Outstanding Per Share
                                    --------- ---------- ----------- ---------
  Common Stock.....................   $0.01   4,000,000    902,992       1
  Non-Voting Common Stock..........    0.01     300,000          0       0
                                              ---------    -------
         Total common stock........           4,300,000    902,992
                                              =========    =======
  Class A1 Preferred Stock.........    0.01       4,425      4,425       0
  Class A2 Preferred Stock.........    0.01       1,200      1,200       0
  Class B Preferred Stock..........    0.01       1,875      1,875       0
                                              ---------    -------
         Total preferred stock.....               7,500      7,500
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

   In 1994, the Company issued warrants to an affiliate of BBNA to purchase 96,998 shares of a separate class of non-voting Common Stock (the ''Non-Voting Common Stock'') at an exercise price of $0.01 per share. The warrants are exercisable at any time and expire the earlier of the date such warrants are exercised in full or November 30, 2002.

   During 1994, the Company granted stock options to purchase 9,702 shares of Common Stock at $.12 per share. The options were fully exercised in fiscal 1997.

   A subsidiary of the Company, NRE Holdings issued 50,000 common stock warrants of NRE Holdings in conjunction with the June 29, 2001 bond exchange. The Company estimates these warrants to have no value.

10. Income Taxes

   The provision (benefit) for income taxes was comprised of the following:

                                                Fiscal
                                                 2001    Fiscal 2000  Fiscal 1999
                                               --------  -----------  -----------
Federal:
   Current.................................... $ (9,000) $   (35,000) $   50,000
   Deferred...................................  355,000   (5,580,000)  1,027,000
State:
   Current....................................   35,000      166,000
   Deferred...................................  178,000   (1,788,000)    258,000
                                               --------  -----------  ----------
       Net provision (benefit) for income
         taxes................................ $559,000  $(7,237,000) $1,335,000
                                               ========  ===========  ==========

   The difference between the recorded income tax provision (benefit) and the ''expected'' tax provision (benefit) based on the statutory federal income tax rate is as follows:

                                                  Fiscal       Fiscal       Fiscal
                                                   2001         2000         1999
                                               ------------  -----------  ----------
Computed federal income tax provision
  (benefit) at statutory rate................. $(18,720,000) $(8,940,000) $  767,000
State income taxes (net of federal income tax
  effect).....................................   (4,928,000)  (1,299,000)    170,000
Non-deductible expenses.......................      115,000       72,000      69,000
Goodwill amortization.........................      632,000      330,000     329,000
Change in valuation allowance.................   23,460,000    2,600,000          --
                                               ------------  -----------  ----------
       Net provision (benefit) for income
         taxes................................ $    559,000  $(7,237,000) $1,335,000
                                               ============  ===========  ==========

   As of December 31, 2001, the Company had a net operating loss carry-forward for income tax purposes of approximately $77.3 million to offset against future taxable income. The unused portion of the net operating loss will begin to expire in 2009.

   Total deferred tax liabilities and deferred tax assets as of December 31, 2001 and December 25, 2000, and the sources of the differences between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the effects of each, are as follows:

                                                  Fiscal 2001   Fiscal 2000
                                                  ------------  -----------
    Deferred tax liabilities:
       Depreciation/Amortization................. $  7,767,000  $20,779,000
       Purchase accounting adjustments...........      615,000      745,000
       Other.....................................      481,000      296,000
                                                  ------------  -----------
                                                     8,863,000   21,820,000
    Deferred tax assets:
       Operating loss carry-forwards.............   33,476,000   17,270,000
       Fixed asset reserves......................      394,000    5,880,000
       Other.....................................    1,053,000      635,000
       Deferred gain.............................    7,120,000    8,288,000
                                                  ------------  -----------
                                                    42,043,000   32,073,000
                                                  ------------  -----------
       Net deferred tax assets...................   33,180,000   10,253,000
    Valuation allowance on net deferred tax asset  (26,060,000)  (2,600,000)
                                                  ------------  -----------
           Net deferred tax assets............... $  7,120,000  $ 7,653,000
                                                  ============  ===========

   The Company has recorded a valuation allowance against deferred tax assets as deemed necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. The balance of net deferred tax assets is considered realizable based on existing taxable temporary differences.

11. Employee Benefit Plans

   The Company offers all of its employees the option to participate in a 401(k) plan (the "Plan"), upon fulfillment of certain requirements. The Company has the option, but not the obligation, to match contributions made by its employees under the Plan. In addition, the Company provides disability insurance to certain key executives. The insurance covers all salary payments to the executives during the period of disability. For fiscal 2001, 2000 and 1999, the Company contributed approximately $76,000, $126,000 and $80,000, respectively, to the Plan.

12. Related Parties

   During fiscal 2000, the Company entered into an agreement to provide management and administrative services to an affiliated company that is owned by certain common shareholders of AmeriKing, as well as other third parties. The Company received approximately $144,000 for such services in fiscal 2001 and $70,000 in fiscal 2000.

   The Company has entered into a management consulting agreement (the ''TJC Consulting Agreement'') with an affiliate of The Jordan Company. Under the terms of the TJC Consulting Agreement, as amended, the Company was required to pay the affiliate an annual management fee equal to the higher of: (i) $600,000 or (ii) 2.5% of the Company's cash flow, as determined in the TJC Consulting Agreement. Due to the fact the Company is out of compliance with the financial covenants of its amended and restated Revolving Credit Facility, the Company was prohibited from making payments to The Jordan Company in 2001. The Company accrued expenses of $600,000 in fiscal 2001. During fiscal 2000 and 1999, the Company recorded and paid expenses of $600,000 under the amended TJC Consulting Agreement.

   In connection with the 1999 acquisitions, the Company paid an affiliate of The Jordan Company investment banking fees of $671,000.

13. Write-down of Long-Lived Assets

   In fiscal 2001, 2000 and 1999, the Company recorded a loss of approximately $22.9 million, $9.4 million and $1.0 million, respectively, for the write-down of long-lived assets. The fiscal 2001 loss reflects the write-down to estimated fair value of 83 Company-owned restaurants due to a decrease in the actual and projected cash flows of these restaurants. The fiscal 2000 loss reflects the write-down to estimated fair value of 27 Company-owned restaurants due to a decrease in the actual and projected cash flows of these restaurants. The fiscal 1999 loss reflects the write-down to estimated fair value of three Company-owned restaurants due to a decrease in the cash flow of these restaurants.

14. Restructuring

   In November 2000, the Company restructured its development and field marketing functions, as well as re-evaluated its restaurant development plans, to reduce costs associated with previous plans to rapidly grow upon anticipated refinancing in fiscal 2000. As a result, the Company terminated 16 employees for a total cost of $711,000. This represented salary continuation plus benefits and outplacement services. The Company is also in the process of exiting excess leased space to be closed as a result of canceling its previous growth plans. This represents an estimate of $576,000 to terminate such lease agreements. The Company determined that $3,036,000 in capitalized costs associated with certain development plans and certain software costs associated with discontinued upgrades to existing restaurant systems, as well as refinancing costs associated with planned acquisitions, should be written off.

   During fiscal year 2001, the Company paid $524,000 related to the aforementioned employee terminations, $133,000 to terminate lease agreements and $99,000 for other restructuring costs that were accrued for at year end. All restructuring commitments have been paid by December 31, 2001 other than one remaining payment for a terminated employee and the settlement with its lessor of excess leased space. The Company may not be able to exit this space prior to the end of the lease agreement in April 2003. A credit of $102,000 was taken in 2001 related to an overestimate of the expenses related to the failed refinancing.

15. Commitments and Contingencies

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

   The Company's capital expenditures in fiscal 2001 were approximately $5.0 million related to equipment replacement and remodeling of existing facilities. There are no plans for new restaurant development. AmeriKing has contractual obligations for restaurants subject to franchise renewal and other commitments for exterior image changes. The capital expenditures for these restaurants are estimated to be $10.4 million. These commitments represent obligations related to renewed franchise agreements in fiscal 2000 and anticipated in fiscal 2001.

   AmeriKing is also obligated for store improvements related to the receipt of vendor incentives in fiscal 2000. AmeriKing is in the process of completing the approved changes to signage, restaurant grounds and drive-thrus and anticipates these remaining obligations to be approximately $10.0 million. Changes to restaurant grounds and drive-thrus must be completed by December 31, 2002, with the deadline for signage changes being June 30, 2003. On June 20, 2001, the Company was notified of another design change which includes new kitchen design elements. The new kitchen equipment must be installed by June 30, 2002 at an estimated cost of $4.0 million. The actual amount of the Company's cash requirements for capital expenditures presently depends on, among other things, the costs associated with ongoing equipment replacement and remodeling of existing restaurants and the number of franchised restaurants subject to renewal, including the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals. If the Company is unable to restructure its debt and capital structure and secure additional capital, the Company will be in technical default of its franchise agreements for those affected restaurants.

   During 2002, the Company has 17 restaurants up for franchise renewals. These commitments total approximately $6.0 million. The Company had 12 restaurants from 2000 and prior whose obligations were deferred, at an estimated cost of $4.2 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in accountants during fiscal 2001 or 2000, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The following sets forth the names and ages of the Company's directors and executive officers and the positions they currently hold:

  Name                   Age Position with Company
  ----                   --- ---------------------
  Lawrence E. Jaro       58  Managing Owner, Chairman and Director
  Joseph Langteau        44  President and Chief Operating Officer and
                             Director
  Hernando Manrique      45  Vice President--Operations, West Region
  Christopher Hall       44  Vice President--Operations, East Region
  James C. Hoar          42  Vice President--General Counsel
  Michael J. Nicholas    35  Vice President of Finance, Treasurer and Director
  John C. Clark          38  Vice President of Accounting and Corporate
                             Controller
  A. Richard Caputo, Jr. 36  Vice President and Director
  Thomas H. Quinn        54  Director
  John W. Jordan, II     53  Director
  David W. Zalaznick     47  Director

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

   Mr. Langteau was appointed President and Chief Operating Officer on February 8, 2002. Prior to joining the Company, Mr. Langteau was the President and Chief Operating Officer of Scott's Restaurants Incorporated, Canada's largest restaurant company. He had full responsibility for 500 Kentucky Fried Chicken and 150 Pizza Hut restaurants for Prizm Brandz, Inc. Prior to that, Mr.
Langteau was Senior Vice President of U.S. Operations for Arby's Incorporated. Prior to that, Mr. Langteau worked 16 years at Burger King Corporation in various positions, including Vice President, Operations Development and Support.

   Mr. Manrique has served as the Company's Chief Information Officer, and currently serves as its Vice President of Operations, West Region. Mr. Manrique joined the Company in March 1999. Prior to joining the Company, Mr. Manrique was Chief Information Officer for PLAN International where he was employed for eleven years.

   Mr. Hall has served as the Company's Vice President of Operations, East Region, since he joined the Company in January 2002. Prior to joining the Company, Mr. Hall had over 19 years of Burger King and other fast food hamburger experience.

   Mr. Hoar has served as the Company's Vice President--General Counsel since June 1998. Mr. Hoar has over 11 years of experience with the Burger King system in various legal positions, including 8 years working directly for BKC. Prior to joining the Company, Mr. Hoar was Vice President of Development--Legal for Boston Chicken, Inc.

   Mr. Nicholas has served as the Company's Vice President--Finance and Treasurer and Director. Prior to joining AmeriKing in October 1999, Mr. Nicholas held the position of Director of Finance and, before that, Director of Strategy and Business Development with Sears, Roebuck and Company. Mr. Nicholas oversees creditor and investor relations for the Company, as well as their financial planning, forecasting and budgeting operations.

   Mr. Clark has served as Vice President--Accounting and Corporate Controller since September 2001. Prior to joining AmeriKing in October 2000, Mr. Clark was a senior audit manager with Deloitte & Touche LLP, specializing in auditing and advising companies in the food retailing and food service industries.

   Mr. Caputo has served as a Vice President and Director of the Company since its inception. Mr. Caputo is a partner of The Jordan Company, which he has been associated with since 1990. Mr. Caputo is also a director of GFSI, Inc., Jackson Products, Inc. as well as other privately held companies.

   Mr. Quinn has served as a Director of the Company since its inception. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of Jordan Industries, Inc., a diversified industrial holding company. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of Archibald Candy Company and Welcome Home, Inc., as well as other privately held companies.

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

Board of Directors

   Liability Limitation. The Company's Certificate of Incorporation (the ''Certificate of Incorporation'') provides that a director of the Company shall not be personally liable to it or its stockholders for monetary damages to the fullest extent permitted by Delaware Corporation Law. In accordance with Delaware Corporation Law, the Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct by a director or a knowing violation of law by a director for voting or assenting to an unlawful distribution, or for any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. Delaware Corporation Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his duty of care. Any amendment to these provisions of the Delaware Corporation Law will automatically be incorporated by reference into the Certificate of Incorporation and the Company's Bylaws, without any vote on the part of its stockholders, unless otherwise required.

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

Item 11. Executive Compensation

Summary Compensation Table

   The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company during the last three fiscal years to each of the Company's chief executive officer and four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such period (collectively, the ''Named Executives'').

                          SUMMARY COMPENSATION TABLE

                                                Annual Compensation
                                         ---------------------------------
                                                                Other
                                  Fiscal                       Annual       All Other
Name and Principal Position        Year   Salary  Bonus(1) Compensation(2) Compensation
---------------------------       ------ -------- -------- --------------- ------------
Lawrence E. Jaro.................  2001  $408,000 $     --
 Managing Owner and                2000   400,000       --
 Chief Executive Officer           1999   264,000  436,000
James C. Hoar....................  2001  $195,000 $     --     $10,000
 Vice President--                  2000   191,000    8,000
 General Counsel                   1999   184,000   48,000
Hernando Manrique(3).............  2001  $158,000 $     --     $ 8,000
 Vice President, Operations        2000   145,000   15,000
 West Region                       1999    85,000       --
Michael J. Nicholas(3)...........  2001  $138,000 $     --
 Vice President of Finance,        2000   111,000   22,500
 Treasurer and Director            1999    21,000       --
John C. Clark(4).................  2001  $129,000 $     --     $ 3,000
 Vice President of Accounting and  2000    30,000    5,000
 Controller                        1999        --       --

--------
(1) The Company provides bonus compensation based on an individual's achievement of certain specified objectives, including achieving the Company's stated EBITDA target. Employees are eligible to receive from 5% to 50% of their annual compensation as a bonus or an amount set forth by the Company's Board of Directors.
(2) No executive named in the table above received any Other Annual Compensation in an amount in excess of either $50,000 or 10% of salary and bonus reported for him in the two preceding columns.
(3) 1999 represents a partial year of employment.
(4) 2000 represents a partial year of employment.

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

Employment Agreements

   Effective September 1, 1994, the Company entered into an employment agreement with Lawrence E. Jaro (the ''Jaro Employment Agreement''). Pursuant to the terms of the Jaro Employment Agreement, Mr. Jaro agreed to serve as Chief Executive Officer and Co-Managing Owner of the Company for a five-year period ending on August 31, 1999 with automatic one-year renewals thereafter, provided that neither Mr. Jaro nor the Company has provided the other with a notice of termination 120 days prior to the expiration date of the Jaro Employment Agreement. Mr. Jaro also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, the Company agreed to compensate Mr. Jaro with a base salary of $215,000 per annum (subject to an annual cost of living adjustment), an automobile allowance of $800 per month and reimbursement of up to $6,000 per annum for automobile-related costs. In the event Mr. Jaro no longer provides services to the Company due to: (i) his death or physical or mental disability or (ii) his dismissal without Cause (as defined in the Jaro Employment Agreement) or as a result of a material reduction in his authority, then Mr. Jaro is entitled to receive his base compensation from the date of his termination through the first anniversary of such termination or through the remaining term of his employment agreement, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The table below sets forth as of December 31, 2001, certain information regarding beneficial ownership of Common Stock held by: (i) each director and each of the Named Executives who own shares of the Company's equity securities,
(ii) all directors and executive officers of the Company as a group, and (iii) each person known by the Company to own beneficially more than 5% of the Company's Common Stock. Each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except where otherwise noted.

                                                               Shares
                                                        Beneficially Owned(1)
                                                        --------------------
                                                         Number    Percentage
                                                         -------   ----------
   Executive Officers and Directors:
      Lawrence E. Jaro(2).............................. 196,051       21.9%
      Thomas H. Quinn(3)...............................  29,096        3.3
      John W. Jordan, II(4)............................  38,285        4.3
      A. Richard Caputo, Jr.(5)........................  12,609        1.4
      David W. Zalaznick(6)............................  38,285        4.3
      All executive officers and directors as a group
        (6 persons)(7)................................. 314,326       34.8
   Other Principal Stockholders:
      Joel D. Aaseby...................................   9,703        1.1%
      William C. Osborn(8).............................  81,105        9.1
      Gary W. Hubert...................................  29,101        3.3
      Scott E. Vasatka.................................   4,851        0.5
      JZ Equity Partners PLC (''JZEP'')(9)............. 246,302       27.6
      Leucadia Investors, Inc.(10).....................  61,575        6.9
      Fleet Bank Investments Inc. (''Fleet Bank'')(11).  96,998        9.8

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

(10) Leucadia also owns 125 shares of Class B Preferred Stock. The principal address of Leucadia is 315 Park Avenue South, New York, New York 10010. See ''Description of Capital Stock--Preferred Stock.''
(11) Represents immediately exercisable warrants to purchase 96,998 shares of Non-Voting Common Stock. Fleet Bank also owns 1,425 shares of Class A1 Preferred Stock and 475 shares of Class B Preferred Stock. The principal address of Fleet Bank is 100 Federal Street, Boston, Massachusetts 02110.

Item 13. Certain Relationships and Related Transactions

   The Jordan Company. On September 1, 1994, the Company entered into the TJC Consulting Agreement with an affiliate of The Jordan Company. The TJC Consulting Agreement was subsequently amended on February 7, 1996. Under the TJC Consulting Agreement, the Company retained an affiliate of The Jordan Company to render consulting services to it regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders, and the operation and expansion of their business. The TJC Consulting Agreement expires on September 1, 2004, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The TJC Consulting Agreement provides for an annual consulting fee payable on a quarterly basis not to exceed $600,000 (as determined in the TJC Consulting Agreement). In addition, the TJC Consulting Agreement provides for payment to the affiliate of The Jordan Company of: (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries and (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of TJC. During fiscal 2000 and 1999, the Company paid consulting fees to the affiliate of The Jordan Company of approximately $600,000 pursuant to the terms of the TJC Consulting Agreement. In 2001, we have accrued $600,000 in consulting fees but have been unable to pay due to restrictions placed with the Company's failure to meet the financial covenants of our Amended and Restated Revolving Credit Facility. In connection with the 1999 acquisitions by the Company of an aggregate of 56 Burger King restaurant franchises, the Company paid to the affiliate of The Jordan Company an investment banking fee of $671,250. In connection with the 1998 Acquisition Credit Agreement, the Company incurred a $578,500 refinancing fee for The Jordan Company. The Company believes that the terms of the TJC Consulting Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Messrs. Jordan, Zalaznick and Caputo are partners of The Jordan Company.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

   See ''Index to Financial Statements of AmeriKing, Inc. and Subsidiary'' set forth in Item 8, ''Financial Statements and Supplementary Data.''

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

                                          AMERIKING, INC.

                                                             *
                                          By: _______________________________
                                                      Lawrence E. Jaro
                                                Managing Owner, Chairman and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended registration statement has been signed by the following persons in the capacities indicated on the 26th day of March, 2001.

          Signature                       Title
          ---------                       -----

               *              Managing Owner, Chairman and
-----------------------------   Chief Executive Officer
      Lawrence E. Jaro          (Principal Executive
                                Officer) and Director

               *              President and Chief Operating
-----------------------------   Officer and Director
       Joseph Langteau

               *              Vice President of Finance,
-----------------------------   Treasurer and Director
     Michael J. Nicholas

               *              Vice President of Accounting
-----------------------------   and Corporate Controller
        John C. Clark

               *              Director and Vice President
-----------------------------
   A. Richard Caputo, Jr.

               *              Director
-----------------------------
       Thomas H. Quinn

               *              Director
-----------------------------
      John W. Jordan II

               *              Director
-----------------------------
     David W. Zalaznick


*By:  /S/  A. RICHARD CAPUTO,
                JR.
     -------------------------
        As Attorney-in-Fact

   No copies of any annual report or proxy with respect to any meeting of security-holders have been sent to the Company's security-holders.

                               INDEX TO EXHIBITS

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                                      Description                                          Page
------                                      -----------                                      ------------
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

2.10++. ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG
        DMW, INC., DANIEL L. WHITE AND AMERIKING COLORADO CORPORATION
        I (Filed as exhibit 2.10 to AmeriKing's Registration Statement (No. 333-04261) and
        incorporated herein by reference)                                                         *

2.11++. ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG WSG,
        INC., DANIEL L. WHITE, SUSAN J. WAKEMAN, GEORGE ALAIZ, JR. AND
        AMERIKING COLORADO CORPORATION I (Filed as exhibit 2.11 to AmeriKing's
        Registration Statement (No. 333-04261) and incorporated herein by reference)              *

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                      Description                                         Page
------                                      -----------                                     ------------
2.12++. PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG
        QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND AMERIKING TENNESSEE
        CORPORATION I (Filed as exhibit 2.12 to AmeriKing's Registration Statement
        (No. 333-04261) and incorporated herein by reference)                                    *

2.13++. PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG RO-
        LANK, INC., THE SHAREHOLDERS OF RO-LANK, INC. AND AMERIKING
        TENNESSEE CORPORATION I (Filed as exhibit 2.13 to AmeriKing's Registration
        Statement (No. 333-04261) and incorporated herein by reference)                          *

2.14++. PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995, BY AND
        AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING VIRGINIA
        CORPORATION I (Filed as exhibit 2.14 to AmeriKing's Registration Statement (No.
        333-04261) and incorporated herein by reference)                                         *

2.15++. AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
        FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND AFFILIATES
        AND AMERIKING VIRGINIA CORPORATION I (Filed as exhibit 2.15 to AmeriKing's
        Registration Statement (No. 333-04261) and incorporated herein by reference)             *

2.16++. ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
        THIRTY-FORTY, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed
        as exhibit 2.16 to AmeriKing's Registration Statement (No. 333-04261) and
        incorporated herein by reference)                                                        *

2.17++. ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
        HOUSTON, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as
        exhibit 2.17 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
        herein by reference)                                                                     *

2.18++. ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
        FIFTH & RACE, INC. AND AMERIKING CINCINNATI CORPORATION I (Filed as
        exhibit 2.18 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
        herein by reference)                                                                     *

2.19    ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC., THE
        SHAREHOLDERS OF F&P ENTERPRISES, INC. and NATIONAL RESTAURANT
        ENTERPRISES, INC. (Filed as exhibit 2.19 to AmeriKing's Form 10-Q for the quarter
        ended March 31, 1997 and incorporated herein by reference)                               *

2.20    AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among F&P
        ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES, INC. and
        NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.20 to
        AmeriKing's Form 10-Q for the quarter ended March 31, 1997 and incorporated herein
        by reference)                                                                            *

2.21    ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
        SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
        ENTERPRISES, INC. (Filed as exhibit 2.21 to AmeriKing's Form 10-Q for the quarter
        ended March 31, 1997 and incorporated herein by reference)                               *

2.22    ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
        SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
        ENTERPRISES, INC. (Filed as exhibit 2.22 to AmeriKing's Form 10-Q for the quarter
        ended March 31, 1997 and incorporated herein by reference)                               *

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                                      Description                                          Page
------                                      -----------                                      ------------
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

 2.29   AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated
        June 16, 1997 among T&B LEASING, THOMAS FICKLING AND WILLIAM
        PRENTICE (the ''PARTNERS''), CASTLE PROPERTIES, LLC AND NATIONAL
        RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.29 to AmeriKing's Current
        Report on Form 8-K filed on July 14, 1997 and incorporated herein by reference)           *

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

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                                      Description                                          Page
------                                      -----------                                      ------------
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

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                                      Description                                          Page
------                                      -----------                                      ------------
 4.6    STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
        AMERIKING AND SCOTT VASATKA (Filed as exhibit 4.6 to AmeriKing's
        Registration Statement (No. 333-04261) and incorporated herein by reference)              *

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

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                      Description                                         Page
------                                      -----------                                     ------------

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

                                                                                           Sequentially
Exhibit                                                                                      Numbered
Number                                     Description                                         Page
------                                     -----------                                     ------------
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

 4.37   FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WARRANT
        FROM AMERIKING TO PMI MEZZANINE FUND, L.P.                                              *

                                                                                           Sequentially
Exhibit                                                                                      Numbered
Number                                     Description                                         Page
------                                     -----------                                     ------------
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

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                      Description                                         Page
------                                      -----------                                     ------------
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

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                      Description                                         Page
------                                      -----------                                     ------------
 10.11  AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
        AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING AND
        BANCBOSTON INVESTMENTS, INC. (Filed as exhibit 10.11 to AmeriKing's
        Registration Statement (No. 333-04261) and incorporated herein by reference)             *

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

 10.14  RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21, 1996,
        BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.14 to AmeriKing's
        Registration Statement (No. 333-04261) and incorporated herein by reference)             *

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

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                                      Description                                          Page
------                                      -----------                                      ------------
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

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                                      Description                                          Page
------                                      -----------                                      ------------
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

 10.38  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED
        SEPTEMBER 1, 1994, BETWEEN JOEL AASEBY AND ENTERPRISES (Filed as
        exhibit 10.38 to AmeriKing's Registration Statement (No. 333-04261) and incorporated
        herein by reference).                                                                     *

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

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                                      Description                                          Page
------                                      -----------                                      ------------
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

10.54   THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of June 17, 1997 among NATIONAL RESTAURANT ENTERPRISES, INC.,
        AMERIKING INC. and FLEET BANK, N.A.                                                       *

10.55   FOURTH AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
        dated as of December 24, 1998 among NATIONAL RESTAURANT ENTERPRISES,
        INC., AMERIKING INC. and FLEET BANK, N.A.                                                 *

11++++  STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

12++++  STATEMENTS RE: COMPUTATION OF RATIOS

21      SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to AmeriKing's Registration
        Statement (No. 333-04261) and incorporated herein by reference)                           *

23.1    CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit 23.1 to AmeriKing's
        Registration Statement (No. 333-04261) and incorporated herein by reference)              *

23.2    CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2 to AmeriKing's
        Registration Statement (No. 333-04261) and incorporated herein by reference)              *

                                                        Sequentially
           Exhibit                                        Numbered
           Number              Description                  Page
           ------              -----------              ------------

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