Form 10-Q
period 2002-04-01
AMERIKING INC
filed 2002-05-15
CIK 1014599

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended April 1, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the Transition period from __________ to __________

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

                       2215 Enterprise Drive, Suite 1502
                             Westchester, Illinois
                   (Address of principal executive offices)

                                     60154
                                  (Zip code)

        Registrant's telephone number, including area code 708-947-2150

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of each of the registrant's classes of common stock as of May 9, 2001 was 902,992 of common stock, $.01 par value per Share (the ''Common Stock'').

================================================================================

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I

Item 1. Financial Statements......................................................   4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations..............................................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk................  16

PART II

Item 6. Exhibits..................................................................  17

                                    PART I

   Certain statements in this Form 10-Q may constitute ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements of AmeriKing, Inc. ("AmeriKing" or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital and bank debt; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, governmental regulations; regional weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND SUBSIDIARY

                                                                                                          Page
                                                                                                          ----
Consolidated Balance Sheets as of April 1, 2002 and December 31, 2001....................................  5

Consolidated Statements of Operations for the quarters ended April 1, 2002 and March 26, 2001............  6

Consolidated Statements of Stockholders' Deficit for the quarter ended April 1, 2002 and the fiscal years ended December 31, 2001 and December 25, 2000..........................................................  7

Consolidated Statements of Cash Flows for the quarters ended April 1, 2002 and March 26, 2001............  8

Notes to Consolidated Financial Statements...............................................................  9

                        AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      April 1, 2002 and December 31, 2001
                                  (unaudited)

                                                                        April 1,     December 31,
                                                                          2002           2001
                                                                      -------------  ------------
                               ASSETS
                               ------
Current assets:
   Cash and cash equivalents......................................... $   6,317,000  $  4,436,000
   Accounts receivable...............................................     1,765,000     2,355,000
   Inventories.......................................................     3,559,000     3,871,000
   Prepaid expenses..................................................     3,430,000     4,080,000
                                                                      -------------  ------------
       Total current assets..........................................    15,071,000    14,742,000
Property and equipment...............................................    57,823,000    60,688,000
Goodwill.............................................................   139,968,000   139,968,000
Deferred income taxes................................................     6,807,000     7,120,000
Other assets:
   Deferred financing costs..........................................     4,170,000     4,583,000
   Franchise agreements..............................................     5,712,000     5,800,000
   Other long-term assets............................................       273,000       273,000
                                                                      -------------  ------------
       Total other assets............................................    10,155,000    10,656,000
                                                                      -------------  ------------
Total................................................................ $ 229,824,000  $233,174,000
                                                                      =============  ============
                 LIABILITIES, SENIOR PREFERRED STOCK
                      AND STOCKHOLDERS' DEFICIT
                 -----------------------------------
Current liabilities:
   Accounts payable and other accrued expenses....................... $  17,339,000  $ 14,961,000
   Accrued interest..................................................     6,452,000     3,536,000
   Accrued payroll and related expenses..............................     8,744,000     5,931,000
   Accrued taxes payable.............................................     2,822,000     3,790,000
   Current portion of long-term debt.................................     1,026,000     1,002,000
   Debt subject to acceleration......................................   233,471,000   232,004,000
                                                                      -------------  ------------
       Total current liabilities.....................................   269,854,000   261,224,000
Long-term debt--less current portion and debt subject to acceleration       600,000       600,000
Deferred vendor incentives and other.................................    12,693,000    13,614,000
                                                                      -------------  ------------
       Total liabilities.............................................   283,147,000   275,438,000
Senior preferred stock...............................................    59,338,000    57,451,000
Commitments and contingencies
Stockholders' deficit:
   Preferred stock...................................................            75            75
   Common stock......................................................         9,030         9,030
   Accumulated deficit...............................................  (112,670,105)  (99,724,105)
                                                                      -------------  ------------
       Total stockholders' deficit...................................  (112,661,000)  (99,715,000)
                                                                      -------------  ------------
Total................................................................ $ 229,824,000  $233,174,000
                                                                      =============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Quarters Ended April 1, 2002 and March 26, 2001
                                  (unaudited)

                                                                        January 1,   December 26,
                                                                         2002 to       2000 to
                                                                         April 1,     March 26,
                                                                           2002          2001
                                                                       ------------  ------------
Sales
   Restaurant food sales.............................................. $ 80,486,000  $ 87,599,000
   Non-food sales.....................................................    2,418,000     2,408,000
                                                                       ------------  ------------
       Total sales....................................................   82,904,000    90,007,000
Restaurant operating expenses:
   Cost of food sales.................................................   23,242,000    26,394,000
   Cost of non-food sales.............................................    1,948,000     1,949,000
   Restaurant labor and related costs.................................   27,505,000    26,528,000
   Occupancy..........................................................   10,319,000    10,611,000
   Depreciation and amortization of goodwill and franchise agreements.    2,559,000     3,926,000
   Advertising........................................................    4,245,000     4,613,000
   Royalties..........................................................    2,842,000     3,066,000
   Write-down of long-lived assets....................................    1,235,000            --
   Other restaurant operating expenses................................    8,800,000     9,926,000
                                                                       ------------  ------------
       Total restaurant operating expenses............................   82,695,000    87,013,000
General and administrative expenses...................................    4,131,000     5,015,000
Other operating expenses:
   Depreciation expense-office........................................      166,000       168,000
   Loss on disposal of fixed assets...................................           --       300,000
   Management and directors' fees.....................................      162,000        13,000
                                                                       ------------  ------------
       Total other operating expenses.................................      328,000       481,000
                                                                       ------------  ------------
Operating loss........................................................   (4,250,000)   (2,502,000)
Other expense:
   Interest expense--net..............................................   (6,345,000)   (5,593,000)
   Amortization of deferred costs.....................................      (98,000)     (218,000)
   Other expense--net.................................................      (22,000)      (25,000)
                                                                       ------------  ------------
       Total other expense............................................   (6,465,000)   (5,836,000)
                                                                       ------------  ------------
Loss before income tax expense........................................  (10,715,000)   (8,338,000)
Income tax expense....................................................      313,000       698,000
                                                                       ------------  ------------
Net loss..............................................................  (11,028,000)   (9,036,000)
Preferred stock dividends (cumulative, undeclared)....................     (171,000)     (161,000)
Senior preferred stock dividends......................................   (1,888,000)   (1,658,000)
Amortization of senior preferred stock issuance costs.................      (30,000)      (27,000)
                                                                       ------------  ------------
Loss available to common stockholders................................. $(13,117,000) $(10,882,000)
                                                                       ============  ============
Weighted average number of shares outstanding--basic and diluted......      902,992       902,992
                                                                       ------------  ------------
Loss per common share--basic and diluted.............................. $     (14.53) $     (12.05)
                                                                       ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                  For the Quarter Ended April 1, 2002 and the
          Fiscal Years Ended December 31, 2001 and December 25, 2000

                                                    Preferred Common      Retained
                                                      Stock   Stock       Deficit          Total
                                                    --------- ------    -------------  -------------
BALANCE--December 27, 1999.........................    $75    $9,030    $ (13,452,105) $ (13,443,000)
   Dividends on senior preferred stock.............                        (6,026,000)    (6,026,000)
   Amortization of senior preferred stock issuance
     costs.........................................                          (119,000)      (119,000)
   Net loss........................................                       (18,952,000)   (18,952,000)
                                                       ---    ------    -------------  -------------
BALANCE--December 25, 2000.........................     75     9,030      (38,549,105)   (38,540,000)
   Dividends on senior preferred stock.............                        (7,011,000)    (7,011,000)
   Amortization of senior preferred stock issuance
     costs.........................................                          (119,000)      (119,000)
   Net loss........................................                       (54,045,000)   (54,045,000)
                                                       ---    ------    -------------  -------------
BALANCE--December 31, 2001.........................     75     9,030      (99,724,105)   (99,715,000)
   Dividends on senior preferred stock.............                        (1,888,000)    (1,888,000)
   Amortization of senior preferred stock issuance
     costs.........................................                           (30,000)       (30,000)
   Net loss........................................                       (11,028,000)   (11,028,000)
                                                       ---    ------    -------------  -------------
BALANCE--April 1, 2002.............................    $75    $9,030    $(112,670,105) $(112,661,000)
                                                       ===    ======    =============  =============


                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Quarters Ended April 1, 2002 and March 26, 2001
                                  (unaudited)

                                                                                    January 1,   December 26,
                                                                                     2002 to       2000 to
                                                                                     April 1,     March 26,
                                                                                       2002          2001
                                                                                   ------------  ------------
Cash flows from operating activities:
Net loss.......................................................................... $(11,028,000) $(9,036,000)
   Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization..................................................    2,823,000    4,312,000
   Deferred income taxes..........................................................      313,000      664,000
   Write-down of long-lived assets................................................    1,235,000           --
   Loss on disposition of equipment...............................................           --      300,000
   Paid in Kind interest on NRE Holdings Senior Notes.............................    1,734,000           --
   Changes in:
       Accounts receivable........................................................      590,000      582,000
       Inventories................................................................      312,000      344,000
       Prepaid expenses and other assets..........................................      618,000     (498,000)
       Accounts payable, accrued expenses and other long-term liabilities.........    6,218,000   (3,111,000)
                                                                                   ------------  -----------
          Net cash flows from operating activities................................    2,815,000   (6,443,000)
Cash Flows from Investing Activities:
   Cash paid for property and equipment...........................................     (589,000)    (578,000)
                                                                                   ------------  -----------
          Net cash flows used for investing activities............................     (589,000)    (578,000)
Cash Flows from Financing Activities:
   Cash paid for financing costs..................................................     (101,000)          --
   Payments on the fractional dividends on the senior preferred stock.............       (1,000)      (1,000)
   Payments on long-term debt.....................................................     (243,000)    (291,000)
                                                                                   ------------  -----------
          Net cash flows used for financing activities............................     (345,000)    (292,000)
                                                                                   ------------  -----------
Net Change in Cash and Cash Equivalents...........................................    1,881,000   (7,313,000)
Cash and Cash Equivalents--Beginning of quarter...................................    4,436,000   21,174,000
                                                                                   ------------  -----------
Cash and Cash Equivalents--End of quarter......................................... $  6,317,000  $13,861,000
                                                                                   ============  ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the quarter for interest...................................... $  1,958,000  $ 3,836,000
                                                                                   ============  ===========
   Cash paid during the quarter for income taxes.................................. $     18,000  $        --
                                                                                   ============  ===========
Supplemental Disclosure of Noncash Investing and Financing Activities:
   Senior preferred stock dividends............................................... $  1,888,000  $ 1,658,000
   Amortization of senior preferred stock issuance costs..........................       30,000       27,000
                                                                                   ------------  -----------
          Total................................................................... $  1,918,000  $ 1,685,000
                                                                                   ============  ===========

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

   In the Company's opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly our financial position as of April 1, 2002 and December 31, 2001, the results of operations for the quarters ended April 1, 2002 and March 26, 2001 and cash flows for the quarters ended April 1, 2002 and March 26, 2001. These financial statements should be read in conjunction with the our annual report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 29, 2002.

   The results of operations for the quarters ended April 1, 2002 and March 26, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

   Net Loss Per Common Share--In calculating earnings per share, earnings available to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the quarters ended April 1, 2002 and March 26, 2001 due to the antidilutive effect of the stock options and warrants in the respective quarters.

   Reclassifications--Certain information in the consolidated financial statements for the quarter ended March 26, 2001 have been reclassified to conform to the current reporting format.

   Vendor Incentives--Vendor incentives are amortized over the lesser of the life of the vendor contract or the remaining franchise life.

   Accounting for the Impairment of Long-Lived Assets--The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 removes goodwill from its consideration of the carrying amounts of assets (see SFAS No.142 below). The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. During the first quarter ended April 1, 2002, the Company wrote down approximately $1.2 million of long-lived assets in accordance with SFAS No. 144. These write-downs consisted primarily of restaurant equipment, signage and other related store assets.

                        AMERIKING, INC. AND SUBSIDIARY

   New Accounting Standards--In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets." This Statement establishes accounting and reporting standards for how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. In addition, the statement addresses how goodwill and other intangible assets should be accounted for after their initial acquisition. Goodwill will no longer be amortized over a fixed term of years, rather, goodwill will need to be tested at least annually for impairment. The Statement went into effect for the Company's 2002 fiscal year and the Company intends to test its goodwill for impairment in the second quarter of 2002. The Company has approximately $140 million of goodwill as of April 1, 2002. The Company estimates that the write-off associated with this pronouncement could exceed $40 million.

   The following table adjusts net loss and net loss per share for the first quarter of 2001 for comparison with the net loss of the first quarter of 2002:

                                          Jan 1, 2002    December 26, 2000
                                        to April 1, 2002 to March 26, 2001
      -                                 ---------------- -----------------
      Reported net loss................   $(11,028,000)     $(9,036,000)
      Add back--goodwill amortization..             --        1,283,000
                                          ------------      -----------
      Adjusted net loss................   $(11,028,000)     $(7,753,000)
                                          ============      ===========
      Basic and diluted loss per share:
      Reported net loss................   $     (14.53)     $    (12.05)
      Add back--goodwill amortization..             --             3.46
                                          ------------      -----------
      Adjusted net loss................   $     (14.53)     $     (8.59)
                                          ============      ===========

   On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescissions of SFAS No. 4 and No. 64 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescissions of SFAS No. 4 and No. 64 are effective for the Company's fiscal year ended December 29, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company will reclassify approximately $2.9 million of debt extinguishment costs recorded for 2001 that are classified under current accounting standards as extraordinary items to other interest costs. AmeriKing has had discussions with its bank lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure (see Note 3, "Business Condition"). The Company anticipates a resolution to the capital and debt restructuring by July 31, 2002. As a result, the Company anticipates an additional $2.6 million of debt extinguishment costs that will be recorded as extraordinary items in fiscal 2002 that will need to be reclassified to other interest costs in comparative statements presented in the year of adoption. The amendment of SFAS No. 13 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not believe that the amendment of SFAS No. 13 will have a siginificant impact on the Company's results.

3.  Business Condition

   At April 1, 2002, the Company had negative working capital of $254.8 million and a stockholders' deficit of $112.7 million. The negative working capital includes $233.5 million of debt subject to acceleration arising out of the Company's failure to meet the financial covenants of its $115.5 million Bank Credit Agreement and $6.2 million of unpaid interest on its bond and bank debt. The Company fell out of compliance with its monthly measure of EBITDA based on results for the four-week period ended October 22, 2001. The Company remained out of compliance for the quarter ended April 1, 2002. As a direct result, the Company's bank debt is subject to acceleration under the credit agreement. The bank lending group also exercised their right to block the semi-

                        AMERIKING, INC. AND SUBSIDIARY
annual cash payment of interest on the NRE Holdings and AmeriKing Senior Notes on November 15, 2001 and December 1, 2001, respectively. The bond debt is now subject to acceleration. In addition, during the first quarter of 2002, the Company incurred a loss from operations of $4.3 million.

   The Company's current and forecasted cash will not be sufficient to repay the $115.5 million Bank Credit Agreement due and payable on June 30, 2002. In addition, it has become necessary to defer interest payments to its bank lending group. AmeriKing has had discussions with its lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure as well as securing additional capital. In addition, the Company is in discussions with BKC to potentially defer capital improvement obligations as the Company's current available cash may not be sufficient to meet these obligations. The Company anticipates a resolution to the capital and debt restructuring and its ability to secure additional capital by July 31, 2002. The Company is also seeking a return to covenant compliance in accordance with its Bank Credit Agreement.

   During fiscal year 2001 and continuing in 2002, management has held meetings with various lessors representing approximately 75% of leased restaurants. These meetings were intended to seek reduced base rent payments, percentage rent payments or other methods of rent relief to better reflect the existing restaurant economics of many of our restaurants. To date, we have no formal commitments for any reductions in our lease commitments, but believe that we will be able to achieve reduced rent levels in a select group of restaurants and in conjunction with our planned debt and capital restructuring.

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

   Earnings before interest, taxes, depreciation and amortization (EBITDA) represent operating income plus depreciation and amortization of goodwill and franchise agreements, write-down of long-lived assets, pre-opening costs and other operating expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements included herein.

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

Quarter ended April 1, 2002 Compared to Quarter ended March 26, 2001

   Restaurant Sales. Total sales decreased $7.1 million or 7.9% during the quarter ended April 1, 2002, to $82.9 million, from $90.0 million during the quarter ended March 26, 2001. Sales at the comparable restaurants, including only those restaurants owned by us at April 1, 2002, decreased 8.2% for the quarter primarily due to a decrease in customer traffic. However, since the 45th anniversary relaunch of the Whopper, our average weekly sales are up nearly 12% through the end of April in comparison to the nine weeks of sales in 2002 prior to the relaunch. While some of this is attributable to seasonality, this is primarily attributable to new product offerings by BKC and renewed focus on operational execution by the Company. Contributing to the decline in total sales was the closing of 5 restaurants in the last three quarters of fiscal 2001 and 1 in the quarter ended April 1, 2002 offset by 1 opening in the second quarter of fiscal 2001.

   Restaurant Operating Expenses. As a percentage of sales, restaurant operating expenses increased 3.0%, to 99.7% during the quarter ended April 1, 2002 from 96.7% during the quarter ended March 26, 2001. This increase is primarily due to a 3.7% increase as a percentage of sales in restaurant labor and related costs, a 1.5% increase as a percentage of sales in the write-down of long-lived assets ($1.2 million write-down for the quarter ended April 1, 2002) offset by a 1.1% improvement as a percentage of sales in the cost of sales and a 1.3% decrease as a percentage of sales in depreciation and amortization.

   Cost of sales decreased $3.2 million during the quarter ended April 1, 2002, and decreased 1.1% as a percentage of sales to 30.4% during the quarter ended April 1, 2002 from 31.5% during the quarter ended March 26, 2001. Cost of food sales decreased $3.2 million and decreased 1.3% as a percentage of sales to 28.0% during the quarter ended April 1, 2002 from 29.3% during the quarter ended March 26, 2001. The decrease in the cost of food sales is a direct result of the variable nature of food costs on lower sales volumes. The percentage of sales decrease is primarily due to lower chicken costs, less discounting of menu prices as compared to the same quarter last year (which included the "Triple Play" promotion featuring a $.49 cheeseburger/$.99 double cheeseburger and $1.49 triple cheeseburger), and the removal of the lower margin products associated with the "Cravers" menu which were still in the restaurants at this time last year. Cost of non-food sales remained flat during the quarter ended April 1, 2002, and increased 0.2% as a percentage of sales to 2.4% during the quarter ended April 1, 2002 from 2.2% during the quarter ended March 26, 2001.

   Restaurant labor and related costs increased $1.0 million during the quarter ended April 1, 2002, and increased 3.7% as a percentage of restaurant sales to 33.2% during the quarter ended April 1, 2002 from 29.5% during the quarter ended March 26, 2001. The increase in restaurant labor and related dollar costs was primarily due to increases in management wages of $0.3 million, hourly wages of $0.6 million and group insurance and other benefit costs of $0.1 million. The increase in management and hourly wages was primarily due to merit increases and a conscious decision to increase staff in an effort to improve customer service.

   Operating margin (defined as total sales less total cost of sales and less restaurant labor and related costs) decreased $4.9 million during the quarter ended April 1, 2002, to $30.2 million from $35.1 million during the quarter ended March 26, 2001. As a percentage of sales, operating margin decreased 2.6% to 36.4% during the quarter ended April 1, 2002 from 39.0% during the quarter ended March 26, 2001 primarily due to the percentage increase in labor and related costs offset by the percentage decrease in cost of sales (as explained above).

   Depreciation and amortization decreased $1.3 million during the quarter ended April 1, 2002, to $2.6 million from $3.9 million during the quarter ended March 26, 2001. As a percentage of sales, depreciation and amortization expense decreased 1.3% to 3.1% during the quarter ended April 1, 2002 from 4.4% during the quarter ended March 26, 2001. The decrease in depreciation dollars is due to the fact goodwill is no longer to be amortized in accordance with SFAS No. 142 and also due to the continued write-downs of long-lived assets, which reduces the ongoing carrying value of long- lived assets, in accordance with SFAS No. 144.

   Occupancy and other restaurant operating expenses including advertising and royalties decreased $2.0 million during the quarter ended April 1, 2002 and increased 0.3% as a percentage of sales to 31.6% during the quarter ended April 1, 2002 from 31.3% during the quarter ended March 26, 2001. Occupancy expense decreased $0.3 million during the quarter ended April 1, 2002 and increased 0.6% as a percentage of sales to 12.4% during the quarter ended April 1, 2002 from 11.8% during the quarter ended March 26, 2001. The dollar decrease in occupancy expense is due to the closing of 5 restaurants in the last three quarters of fiscal 2001 and 1 closing in the quarter ended April 1, 2002 offset by 1 opening in fiscal 2001. The percentage increase in occupancy expense is due to the fixed portion of rents on lower sales volumes. Other restaurant operating expenses, including advertising and royalties, decreased $1.7 million and decreased 0.3% as a percentage of sales to 19.2% during the quarter ended April 1, 2002 from 19.5% during the quarter ended March 26, 2001. The decrease in other operating expense dollars is primarily due to the variable nature of advertising and royalties, tightened cost controls and lower utility costs.

   Write-down of long-lived assets reflects an impairment amount of $1.2 million for the quarter ended April 1, 2002. The increase in the write-down of long-lived assets is attributable to an increase in the number of stores whose cash flows are not sufficient to cover the remaining net book value of each affected store's long-lived assets, excluding goodwill.

   General and Administrative Expenses. General and administrative expenses decreased $0.9 million during the quarter ended April 1, 2002 and decreased 0.6% as a percentage of sales to 5.0% during the quarter ended April 1, 2002 from 5.6% during the quarter ended March 26, 2001. The decrease in general and administrative expenses is due to reduced accruals for management incentives during the quarter ended April 1, 2002. The remaining decrease is due to reduced discretionary spending and staff reductions.

   Other Operating Expenses. Other operating expenses decreased $0.2 million for the quarter ended April 1, 2002 compared to the quarter ended March 26, 2001. The decrease is due to no losses on the disposal of fixed assets this year offset by higher management and director fees for the quarter.

   Other Expense. Other expense increased $0.7 million during the quarter ended April 1, 2002 to $6.5 million from $5.8 million during the quarter ended March 26, 2001. The majority of the increase is due to higher interest expense related to the Company's debt instruments (to be discussed below in the "Liquidity and Capital Resources" section).

   Income taxes. Despite a net loss, the Company incurred income tax expense of $0.3 million. This expense is primarily due to an increase in the valuation allowance associated with net deferred tax assets.

   EBITDA. As defined in Item 2, EBITDA decreased $2.0 million to negative $0.1 million for the quarter ended April 1, 2002 from $1.9 million for the quarter ended March 26, 2001. As a percentage of restaurant sales, EBITDA decreased 2.3%, to negative 0.2% for the quarter ended April 1, 2002 from 2.1% for the quarter ended March 26, 2001.

Liquidity and Capital Resources

   Net cash flows from operating activities increased $9.2 million during the quarter ended April 1, 2002, to a source of cash of $2.8 million, from a use of cash of $6.4 million during the quarter ended March 26, 2001. The increase is primarily due to period timing differences in how payroll and vendor bills were accrued and paid during the comparable quarters. In addition, due to the Company's limited cash resources, the Company has extended payment terms to several vendors and has deferred interest payments to its bank lending group and bondholders pending a restructuring of the Company's finances.

   Net cash flows used by investing activities for the quarter ended April 1, 2002 were $0.6 million. These capital expenditures were for equipment replacement in the Company's existing facilities as well as for required new kitchen equipment.

   For the quarter ended April 1, 2002, the Company made principal reductions totaling approximately $0.2 million related to the 1995, 1996, and 1998 FAC Notes. In addition, the Company incurred $0.1 million in financing costs related to last year's exchange offering.

   There are no plans for new restaurant development in fiscal year 2002. AmeriKing has contractual obligations for restaurants subject to franchise renewal ("successors") and other commitments for restaurant improvements. The Company has 12 deferred successors, whose franchise renewal date has already passed, for an estimated total cost of $4.2 million. In addition, the Company has 17 planned successors, at an estimated total cost of $6.0 million in 2002.

   AmeriKing is also obligated to make restaurant improvements related to the receipt of vendor incentives in fiscal 2000. AmeriKing anticipates the remaining vendor incentive obligations to be approximately $10.0 million. Changes to drive-thrus must be completed by December 31, 2002, with the deadline for signage changes being June 30, 2003. On June 20, 2001, the Company was notified of another design change which includes new kitchen design elements. The new kitchen equipment must be installed by June 30, 2002 at an estimated cost of $4.0 million. The actual amount of the Company's cash requirements for capital expenditures presently depends on, among other things, the costs associated with ongoing equipment replacement and remodeling of existing restaurants and the number of franchised restaurants subject to renewal, including the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals. The Company believes it will be able to complete the installation of the new kitchen design elements by June 30, 2002.

   On June 29, 2001, the Company completed an exchange offer of its 103/4% Senior Notes due December 2006 (the "AmeriKing Senior Notes"). Of the $100 million in AmeriKing Senior Notes approximately 99.5% were exchanged for bonds issued by National Restaurant Enterprises Holdings, Inc. ("NRE Holdings"), a new subsidiary of the Company. NRE Holdings is the sole stockholder of National Restaurant Enterprises, Inc., the subsidiary through which the Company conducts its operations.

   For each $2,000 principal amount of AmeriKing Senior Notes (or portion thereof) tendered, NRE Holdings exchanged $1,000 principal amount of its 103/4% Senior Notes ("NRE Senior Notes") due November 15, 2007 and a unit consisting of $1,000 of its 13% Senior PIK Notes ("NRE Senior PIK Notes") due May 15, 2008 and a warrant to purchase a pro rata portion of 19.99% of NRE Holdings' common stock. In lieu of the payment of cash interest on the AmeriKing Senior Notes for the period from December 1, 2000 to June 1, 2001, NRE Holdings paid interest in respect of the NRE Senior Notes and NRE Senior PIK Notes, as if each had been outstanding since from November 15, 2000 to May 15, 2001.

   From and after May 15, 2001, the NRE Senior Notes bear interest at the rate of 103/4% per year. Payments of interest on the NRE Senior Notes will be payable semi-annually in cash in arrears on November 15 and May 15 in each year, beginning November 15, 2001, to holders of record of NRE Senior Notes at the close of business on the May 1 or November 1 immediately preceding such interest payment date. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

   From and after May 15, 2001, the NRE Senior PIK Notes bear interest at the rate 13% per year. Payments of interest on the NRE Senior PIK Notes is payable semi-annually in kind in arrears on November 15 and May 15 in each year, beginning November 15, 2001, to holders of record of NRE Senior PIK Notes at the close of business on the May 1 or November 1 immediately preceding such interest payment date. The outstanding principal amount of the NRE Senior PIK Notes will be increased on May 15 and November 15, beginning May 15, 2001, by an amount equal to the interest payable for the preceding semi-annual period. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

   Concurrent with the exchange, National Restaurant Enterprises, Inc. entered into a $115,500,000 amended and restated senior secured revolving credit facility with Fleet National Bank, as agent. The credit agreement contains several financial covenants, which will require National Restaurant Enterprises to maintain certain financial ratios and restrict National Restaurant Enterprises' ability to incur indebtedness and pay dividends. The commitment fee on the unused portion of the revolver will be 1/2% per year, payable quarterly. As part of the terms of the credit facility, the Company made a principal payment of $3.3 million to reduce the outstanding credit facility balance from $118.8 million. The Company also incurred $2.2 million in amendment and closing fees paid and payable to its bank lending group, with $1.7 million payable no later than June 30, 2002.

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

   The Company's current and forecasted cash will not be sufficient to repay the $115.5 million Bank Credit Agreement due and payable on June 30, 2002. In addition, it has become necessary to defer interest payments to its bank lending group. AmeriKing has had discussions with its bank lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure and securing additional capital. In addition, the Company is in discussions with BKC to potentially defer capital improvement obligations as the Company's current available cash will not be sufficient to meet these capital improvement obligations. The

Company anticipates a resolution to the capital and debt restructuring and its ability to secure additional capital by July 31, 2002. The Company is also seeking a return to covenant compliance in accordance with its Bank Credit Agreement.

   During fiscal year 2001 and continuing in 2002, management has held meetings with various lessors representing approximately 70% of leased restaurants. These meetings were intended to seek reduced base rent payments, percentage rent payments or other methods of rent relief to better reflect the existing restaurant economics of many of our restaurants. To date, we have no formal commitments for any reductions in our lease commitments, but believe that we will be able to achieve reduced rent levels in a select group of restaurants and in conjunction with our planned debt and capital restructuring.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $117.8 million at April 1, 2002. Of this balance, the Fleet Bank revolver comprised $115.5 million bearing an interest rate calculated at the lesser of Fleet Bank's base rate or the Eurodollar rate plus 5.0% (2.0% represents a penalty for failing to be in compliance with the financial covenants). The remainder includes the 1995 Franchise Acceptance Corporation ("FAC") Note of $0.9 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.4 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, we would experience an increase in interest expense of approximately $0.6 million. We do not hold any market risk sensitive financial instruments for trading purposes.

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

                                          AmeriKing, Inc.

Date ________________________________     _____________________________________
                                                     Joseph Langteau
                                           President, Chief Executive Officer,
                                          Chief Operating Officer and Director

Date ________________________________     _____________________________________
                                                   Michael J. Nicholas
                                               Vice President of Finance,
                                                 Treasurer and Director

Date ________________________________     _____________________________________
                                                      John C. Clark
                                              Vice President of Accounting
                                                and Corporate Controller

                               INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

1.1     FORM OF UNDERWRITING AGREEMENT FOR NOTES OFFERING..........      *

1.2     FORM OF UNDERWRITING AGREEMENT FOR UNITS OFFERING..........      *

2.1++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN BURGER KING CORPORATION ("BKC") AND NATIONAL
          RESTAURANT ENTERPRISES, INC. ("ENTERPRISES") (Filed as
          exhibit 2.1 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

2.2++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN JARO ENTERPRISES, INC. AND AMERIKING, INC.
          (FORMERLY KNOWN AS NRE HOLDINGS, INC.) ("AMERIKING")
          (Filed as exhibit 2.2 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

2.3++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN JARO RESTAURANTS, INC. AND AMERIKING (Filed as
          exhibit 2.3 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

2.4++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN TABOR RESTAURANTS ASSOCIATES, INC. AND AMERIKING
          (Filed as exhibit 2.4 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

2.5++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER, 1, 1994,
          BETWEEN JB RESTAURANTS, INC. AND AMERIKING (Filed as
          exhibit 2.5 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

2.6++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN CASTLEKING, INC. AND AMERIKING (Filed as exhibit
          2.6 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)....................      *

2.7++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN OSBURGER, INC. AND AMERIKING (Filed as exhibit
          2.7 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference)....................      *

2.8++   PURCHASE AND SALE AGREEMENT, DATED SEPTEMBER 1, 1994,
          BETWEEN WHITE-OSBORN RESTAURANTS, INC. AND AMERIKING
          (Filed as exhibit 2.8 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

2.9++   PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1994, BY
          AND AMONG SHELDON T. FRIEDMAN, BNB LAND VENTURE, INC. AND
          ENTERPRISES (Filed as exhibit 2.9 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

2.10++  ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG
          DMW, INC., DANIEL L. WHITE AND AMERIKING COLORADO
          CORPORATION I (Filed as exhibit 2.10 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

2.11++  ASSET PURCHASE AGREEMENT, DATED JULY 5, 1995, BY AND AMONG
          WSG, INC., DANIEL L. WHITE, SUSAN J. WAKEMAN, GEORGE
          ALAIZ, JR. AND AMERIKING COLORADO CORPORATION I (Filed as
          exhibit 2.11 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

2.12++  PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG
          QSC, INC., THE SHAREHOLDERS OF QSC, INC. AND AMERIKING
          TENNESSEE CORPORATION I (Filed as exhibit 2.12 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

2.13++  PURCHASE AGREEMENT, DATED NOVEMBER 21, 1995, BY AND AMONG
          RO- LANK, INC., THE SHAREHOLDERS OF RO-LANK, INC. AND
          AMERIKING TENNESSEE CORPORATION I (Filed as exhibit 2.13
          to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

2.14++  PURCHASE AND SALE AGREEMENT, DATED NOVEMBER 30, 1995, BY
          AND AMONG C&N DINING, INC. AND AFFILIATES AND AMERIKING
          VIRGINIA CORPORATION I (Filed as exhibit 2.14 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

2.15++  AMENDMENT NO. 1 TO PURCHASE AND SALE AGREEMENT, DATED
          FEBRUARY 7, 1996, BY AND AMONG C&N DINING, INC. AND
          AFFILIATES AND AMERIKING VIRGINIA CORPORATION I (Filed as
          exhibit 2.15 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

2.16++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
          THIRTY- FORTY, INC. AND AMERIKING CINCINNATI CORPORATION
          I (Filed as exhibit 2.16 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

2.17++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
          HOUSTON, INC. AND AMERIKING CINCINNATI CORPORATION I
          (Filed as exhibit 2.17 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

2.18++  ASSET PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
          FIFTH & RACE, INC. AND AMERIKING CINCINNATI CORPORATION I
          (Filed as exhibit 2.18 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference................................................      *

2.19    ASSET PURCHASE AGREEMENT among F&P ENTERPRISES, INC., THE
          SHAREHOLDERS OF F&P ENTERPRISES, INC. and NATIONAL
          RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.19 to
          AmeriKing's Form 10-Q for the quarter ended March 30,
          1998 and incorporated herein by reference................      *

2.20    AMENDMENT NO. 1 TO THE ASSET PURCHASE AGREEMENT among F&P
          ENTERPRISES, INC., THE SHAREHOLDERS OF F&P ENTERPRISES,
          INC. and NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
          exhibit 2.20 to AmeriKing's Form 10-Q for the quarter
          ended March 30, 1998 and incorporated herein by reference      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 2.21   ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
          SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
          ENTERPRISES, INC. (Filed as exhibit 2.21 to AmeriKing's
          Form 10-Q for the quarter ended March 30, 1998 and
          incorporated herein by reference.........................      *

 2.22   ASSET PURCHASE AGREEMENT among NORTH FOODS, INC., THE
          SHAREHOLDERS OF NORTH FOODS, INC. and NATIONAL RESTAURANT
          ENTERPRISES, INC. (Filed as exhibit 2.22 to AmeriKing's
          Form 10-Q for the quarter ended March 30, 1998 and
          incorporated herein by reference.........................      *

 2.23   AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June
          16, 1997 Among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF
          F&P ENTERPRISES, INC. AND NATIONAL RESTAURANT
          ENTERPRISES, INC. (Filed as exhibit 2.23 to AmeriKing's
          Current Report on Form 8-K filed on July 14, 1997 and
          incorporated herein by reference)........................      *

 2.24   AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June
          16, 1997 among F&P ENTERPRISES, INC., THE SHAREHOLDERS OF
          F&P ENTERPRISES, INC. AND NATIONAL RESTAURANT
          ENTERPRISES, INC. (Filed as exhibit 2.24 to AmeriKing's
          Current Report on Form 8-K filed on July 14, 1997 and
          incorporated herein by reference)........................      *

 2.25   AMENDMENT NO. 2 TO THE ASSET PURCHASE AGREEMENT dated June
          16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF
          NORTH FOODS, INC. AND NATIONAL RESTAURANT ENTERPRISES,
          INC. (Filed as exhibit 2.25 to AmeriKing's Current Report
          on Form 8-K filed on July 14, 1997 and incorporated
          herein by reference).....................................      *

 2.26   AMENDMENT NO. 3 TO THE ASSET PURCHASE AGREEMENT dated June
          16, 1997 among NORTH FOODS, INC., THE SHAREHOLDERS OF
          NORTH FOODS, INC. AND NATIONAL RESTAURANT ENTERPRISES,
          INC. (Filed as exhibit 2.26 to AmeriKing's Current Report
          on Form 8-K filed on July 14, 1997 and incorporated
          herein by reference).....................................      *

 2.27   REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among
          T&B LEASING, THOMAS FICKLING AND WILLIAM PRENTICE (the
          "PARTNERS"), AND CASTLE PROPERTIES, LLC. (Filed as
          exhibit 2.27 to AmeriKing's Current Report on Form 8-K
          filed on July 14, 1997 and incorporated herein by
          reference)...............................................      *

 2.28   AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated
          April 8, 1997 among T&B LEASING, THOMAS FICKLING AND
          WILLIAM PRENTICE (the "PARTNERS") AND CASTLE PROPERTIES,
          LLC. (Filed as exhibit 2.28 to AmeriKing's Current Report
          on Form 8-K filed on July 14, 1997 and incorporated
          herein by reference).....................................      *

 2.29   AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated
          June 16, 1997 among T&B LEASING, THOMAS FICKLING AND
          WILLIAM PRENTICE (the "PARTNERS"),CASTLE PROPERTIES, LLC
          AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
          exhibit 2.29 to AmeriKing's Current Report on Form 8-K
          filed on July 14, 1997 and incorporated herein by
          reference)...............................................      *

                                                                     Sequentially
Exhibit                                                                Numbered
Number                          Description                              Page
------                          -----------                          ------------

 2.30   AMENDMENT NO. 3 TO THE REAL ESTATE PURCHASE AGREEMENT dated
          June 16, 1997 among T&B LEASING, THOMAS FICKLING AND
          WILLIAM PRENTICE, INVESTORS TITLE EXCHANGE CORPORATION,
          AND NATIONAL RESTAURANT ENTERPRISES, INC. (Filed as
          exhibit 2.30 to AmeriKing's Current Report on Form 8-K
          filed on July 14, 1997 and incorporated herein by
          reference)................................................      *

 2.31   REAL ESTATE PURCHASE AGREEMENT dated March 7, 1997 among
          W&W INVESTMENTS LIMITED PARTNERSHIP, THOMAS FICKLING AND
          WILLIAM PRENTICE (the "GENERAL PARTNERS"), AND CASTLE
          PROPERTIES, LLC. (Filed as exhibit 2.31 to AmeriKing's
          Current Report on Form 8-K filed on July 14, 1997 and
          incorporated herein by reference).........................      *

 2.32   AMENDMENT NO. 1 TO THE REAL ESTATE PURCHASE AGREEMENT dated
          April 8, 1997 among W&W INVESTMENTS LIMITED PARTNERSHIP,
          THOMAS FICKLING AND WILLIAM PRENTICE (the "PARTNERS") AND
          CASTLE PROPERTIES, LLC. (Filed as exhibit 2.32 to
          AmeriKing's Current Report on Form 8-K filed on July 14,
          1997 and incorporated herein by reference)................      *

 2.33   AMENDMENT NO. 2 TO THE REAL ESTATE PURCHASE AGREEMENT dated
          June 16, 1997 among W&W INVESTMENT LIMITED PARTNERSHIP,
          THOMAS FICKLING AND WILLIAM PRENTICE (the "GENERAL
          PARTNERS"), CASTLE PROPERTIES, LLC AND NATIONAL
          RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.33 to
          AmeriKing's Current Report on Form 8-K filed on July 14,
          1997 and incorporated herein by reference)................      *

 2.34   STOCK PURCHASE AGREEMENT DATED JULY 22, 1997 among THE
          SHAREHOLDERS OF B&J RESTAURANTS, INC., and NATIONAL
          RESTAURANT ENTERPRISES, INC. (Filed as exhibit 2.34 to
          AmeriKing's Form 10-Q for the quarter ended June 30, 1997)      *

 3.1    AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
          AMERIKING (Filed as exhibit 3.1 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference)......................................      *

 3.2    AMENDED AND RESTATED BYLAWS OF AMERIKING (Filed as exhibit
          3.2 to AmeriKing's Registration Statement (No. 333-04261)
          and incorporated herein by reference).....................      *

 4.1    STOCKHOLDERS AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
          AMONG AMERIKING AND THE STOCKHOLDERS APPEARING ON THE
          SIGNATURE PAGES THERETO (Filed as exhibit 4.1 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference).........................      *

 4.2    CONSENT AND AMENDMENT NO. 1 TO STOCKHOLDERS AGREEMENT,
          DATED NOVEMBER 30, 1994, BY AND AMONG AMERIKING AND THE
          STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
          (Filed as exhibit 4.2 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)................................................      *

 4.3    CONSENT AND AMENDMENT NO. 2 TO STOCKHOLDERS AGREEMENT,
          DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING AND THE
          STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
          (Filed as exhibit 4.3 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)................................................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 4.4    AMENDED AND RESTATED STOCKHOLDERS AGREEMENT BY AND AMONG
          AMERIKING AND THE STOCKHOLDERS APPEARING ON THE SIGNATURE
          PAGES THERETO (Filed as exhibit 4.4 to AmeriKing's Form
          10-K for the year ended December 30, 1996 and
          incorporated herein by reference)........................      *

 4.5    MANAGEMENT SUBSCRIPTION AGREEMENT, DATED SEPTEMBER 1, 1994,
          BY AND AMONG AMERIKING, TABOR RESTAURANT ASSOCIATES,
          INC., JARO ENTERPRISES, INC., JARO RESTAURANTS, INC., JB
          RESTAURANTS, INC., CASTLEKING, INC., WHITE-OSBORN
          RESTAURANTS, INC., OSBURGER, INC., LAWRENCE JARO, WILLIAM
          OSBORN, GARY HUBERT, JOEL AASEBY, DONALD STAHURSKI AND
          SCOTT VASATKA (Filed as exhibit 4.5 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.6    STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
          AMERIKING AND SCOTT VASATKA (Filed as exhibit 4.6 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.7    STOCK OPTION AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
          AMERIKING AND DONALD STAHURSKI (Filed as exhibit 4.7 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.8    WARRANT AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
          AMERIKING AND THE FIRST NATIONAL BANK OF BOSTON (Filed as
          exhibit 4.8 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 4.9    COMMON STOCK PURCHASE WARRANT, DATED SEPTEMBER 1, 1994,
          BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS INC. (Filed
          as exhibit 4.9 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 4.10   FIRST AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
          NOVEMBER 30, 1994 (Filed as exhibit 4.10 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.11   SECOND AMENDMENT TO COMMON STOCK PURCHASE WARRANT, DATED
          FEBRUARY 7, 1996 (Filed as exhibit 4.11 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.12   AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
          AMERIKING TO JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) IN
          THE AGGREGATE PRINCIPAL AMOUNT OF$11,000,000 (Filed as
          Exhibit 4.12 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 4.13   AMENDED AND RESTATED DEFERRED LIMITED INTEREST GUARANTY,
          DATED FEBRUARY 7, 1996, FROM ENTERPRISES TO JZ EQUITY
          PARTNERS PLC (f/n/a MCIT PLC) (Filed as exhibit 4.13 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.14   AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
          AMERIKING TO JARO ENTERPRISES, INC. IN THE AGGREGATE
          PRINCIPAL AMOUNT OF $1,224,000 (Filed as exhibit 4.14 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 4.15   AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
          AMERIKING TO JARO RESTAURANTS, INC. IN THE AGGREGATE
          PRINCIPAL AMOUNT OF $112,000 (Filed as exhibit 4.15 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.16   AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
          AMERIKING TO JB RESTAURANTS, INC. IN THE AGGREGATE
          PRINCIPAL AMOUNT OF $2,019,000 (Filed as exhibit 4.16 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.17   AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
          AMERIKING TO CASTLEKING, INC. IN THE AGGREGATE PRINCIPAL
          AMOUNT OF $385,769 (Filed as exhibit 4.17 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.18   AMENDED AND RESTATED NOTE, DATED FEBRUARY 7, 1996, FROM
          AMERIKING TO WHITE-OSBORN RESTAURANTS, INC. IN THE
          AGGREGATE PRINCIPAL AMOUNT OF $659,231 (Filed as exhibit
          4.18 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 4.19   SECURITIES PURCHASE AGREEMENT, DATED NOVEMBER 30, 1994,
          BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed
          as exhibit 4.19 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference)....      *

 4.20   COMMON STOCK PURCHASE WARRANT, DATED NOVEMBER 30, 1994,
          BETWEEN AMERIKING AND BANCBOSTON INVESTMENTS, INC. (Filed
          as exhibit 4.20 to AmeriKing's Registration Statement
          (No. 333-04261) and incorporated herein by reference)....      *

 4.21   JUNIOR SUBORDINATED NOTE, DATED NOVEMBER 30, 1994, FROM
          AMERIKING TO BANCBOSTON INVESTMENTS, INC. IN THE
          AGGREGATE PRINCIPAL AMOUNT OF $600,000 (Filed as exhibit
          4.21 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 4.22   SECURED PROMISSORY NOTE, DATED NOVEMBER 21, 1995, FROM
          AMERIKING TENNESSEE CORPORATION I TO BKC IN THE AGGREGATE
          PRINCIPAL AMOUNT OF $6,920,700 (Filed as exhibit 4.22 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.23   AMENDMENT TO SECURED PROMISSORY NOTE, DATED MAY 21, 1996,
          FROM AMERIKING TENNESSEE CORPORATION I TO BKC IN THE
          AGGREGATE PRINCIPAL AMOUNT OF $6,093,067 (Filed as
          exhibit 4.23 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 4.24   GUARANTY, DATED NOVEMBER 21, 1995, FROM LAWRENCE JARO AND
          WILLIAM OSBORN TO BKC (Filed as exhibit 4.24 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.25   RATIFICATION OF GUARANTY, MAY 21, 1996, FROM LAWRENCE JARO
          AND WILLIAM OSBORN TO BKC (Filed as exhibit 4.25 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 4.26   PROMISSORY NOTE, DATED NOVEMBER 29, 1995, FROM AMERIKING
          COLORADO CORPORATION I TO FRANCHISE ACCEPTANCE
          CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF
          $1,865,000 (Filed as exhibit 4.26 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.27   AMENDMENT TO PROMISSORY NOTE, DATED DECEMBER 14, 1995, FROM
          AMERIKING COLORADO CORPORATION I TO FRANCHISE ACCEPTANCE
          CORPORATION LIMITED (Filed as exhibit 4.27 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.28   COMMON STOCK PURCHASE WARRANT, DATED FEBRUARY 7, 1996, FROM
          AMERIKING TO PMI MEZZANINE FUND, L.P. (Filed as exhibit
          4.28 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 4.29   SENIOR SUBORDINATED NOTE, DATED FEBRUARY 7, 1996, FROM
          ENTERPRISES TO PMI MEZZANINE FUND, L.P IN THE AGGREGATE
          PRINCIPAL AMOUNT OF $15,000,000. (Filed as exhibit 4.29
          to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.30   SUBORDINATED GUARANTY, DATED FEBRUARY 7, 1996, FROM
          AMERIKING VIRGINIA CORPORATION I AND AMERIKING CINCINNATI
          CORPORATION I TO PMI MEZZANINE FUND, L.P. (Filed as
          exhibit 4.30 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 4.31   SECOND AMENDED AND RESTATED REVOLVING CREDIT NOTE, DATED
          FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NATIONAL
          BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
          BOSTON, AS AGENT (Filed as exhibit 4.31 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.32   SECOND AMENDED AND RESTATED TERM LOAN A NOTE, DATED
          FEBRUARY 7, 1996, FROM ENTERPRISES TO THE FIRST NATIONAL
          BANK OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF
          BOSTON, AS AGENT (Filed as exhibit 4.32 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

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

 4.34   LIMITED GUARANTY, DATED SEPTEMBER 1, 1994, FROM AMERIKING
          TO THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING
          INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
          NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 4.34
          to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 4.35   GUARANTY, DATED FEBRUARY 7, 1996, FROM AMERIKING VIRGINIA
          CORPORATION I AND AMERIKING CINCINNATI CORPORATION I TO
          THE FIRST NATIONAL BANK OF BOSTON, THE OTHER LENDING
          INSTITUTIONS LISTED ON SCHEDULE 1 THERETO, AND THE FIRST
          NATIONAL BANK OF BOSTON, AS AGENT (Filed as exhibit 4.35
          to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 4.36   UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE, DATED
          FEBRUARY 7, 1996, FROM ENTERPRISES TO FFCA ACQUISITION
          CORPORATION (Filed as exhibit 4.36 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.37   FORM OF AMENDMENT NO. 1 TO COMMON STOCK PURCHASE WARRANT
          FROM AMERIKING TO PMI MEZZANINE FUND, L.P................      *

 4.38   INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO
          SENIOR NOTES (Filed as exhibit 4.38 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.39   FORM OF SENIOR NOTES (ATTACHED TO EXHIBIT 4.38)............      *

 4.40   INDENTURE BETWEEN AMERIKING AND TRUSTEE WITH RESPECT TO
          EXCHANGE DEBENTURES (Filed as exhibit 4.40 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.41   INTENTIONALLY OMITTED......................................      *

 4.42   FORM OF EXCHANGE DEBENTURES (ATTACHED TO EXHIBIT 4.40).....      *

 4.43   PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
          TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
          CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF
          $6,100,000 (Filed as exhibit 4.43 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.44   CERTIFICATE OF DESIGNATION RELATING TO THE SENIOR PREFERRED
          STOCK (Filed as exhibit 4.44 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 4.45   PROMISSORY NOTE, DATED JULY 18, 1996, FROM AMERIKING
          TENNESSEE CORPORATION I TO FRANCHISE ACCEPTANCE
          CORPORATION LIMITED IN THE AGGREGATE PRINCIPAL AMOUNT OF
          $900,000 (Filed as exhibit 4.45 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 4.46   AMENDMENT NO. 1 TO STOCK OPTION AGREEMENT BY AND AMONG
          AMERIKING, SCOTT VASATKA AND DONALD STAHURSKI (Filed as
          exhibit 4.46 to AmeriKing's Form 10-K for the year ended
          December 30, 1996 and incorporated herein by reference)..      *

 4.47   AMENDMENT NO.1 TO MANAGEMENT SUBSCRIPTION AGREEMENT (Filed
          as exhibit 4.47 to AmeriKing's Form 10-K for the year
          ended December 30, 1996 and incorporated herein by
          reference)...............................................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

  9.1   JARO PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
          LAWRENCE JARO, TABOR RESTAURANT ASSOCIATES, INC., JARO
          ENTERPRISES, INC., JARO RESTAURANTS, INC. AND JB
          RESTAURANTS, INC. (Filed as exhibit 9.1 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

  9.2   OSBORN PROXY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
          AMONG WILLIAM OSBORN, CASTLEKING, INC., OSBURGER, INC.
          AND WHITE-OSBORN, INC. (Filed as exhibit 9.2 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.1   SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN
          AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF
          BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE
          1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
          AGENT (Filed as exhibit 10.1 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 10.2   SECURITY AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND AMONG
          ENTERPRISES AND THE FIRST NATIONAL BANK OF BOSTON, THE
          OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO,
          AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
          exhibit 10.2 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.3   AMENDMENT TO SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY
          AND AMONG ENTERPRISES AND THE FIRST NATIONAL BANK OF
          BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE
          1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON, AS
          AGENT (Filed as exhibit 10.3 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

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

 10.5   AMENDMENT TO STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7,
          1996, BY AND AMONG AMERIKING AND THE FIRST NATIONAL BANK
          OF BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON
          SCHEDULE 1 THERETO, AND THE FIRST NATIONAL BANK OF BOSTON
          AS AGENT (Filed as exhibit 10.5 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 10.6   SECURITY AGREEMENT, DATED FEBRUARY 7, 1996, BY AND AMONG
          AMERIKING VIRGINIA CORPORATION I, AMERIKING CINCINNATI
          CORPORATION I AND THE FIRST NATIONAL BANK OF BOSTON
          (Filed as exhibit 10.6 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 10.7   STOCK PLEDGE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
          AMONG ENTERPRISES, AMERIKING VIRGINIA CORPORATION I,
          AMERIKING CINCINNATI CORPORATION I AND THE FIRST NATIONAL
          BANK OF BOSTON (Filed as exhibit 10.7 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 10.8   AMENDED AND RESTATED PURCHASE AGREEMENT, DATED FEBRUARY 7,
          1996, BETWEEN AMERIKING AND JZ EQUITY PARTNERS PLC (f/n/a
          MCIT PLC) (Filed as exhibit 10.8 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 10.9   PLEDGE AGREEMENT, DATED SEPTEMBER 1, 1994, BETWEEN
          AMERIKING AND JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC)
          (Filed as exhibit 10.9 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 10.10  SUBORDINATION AGREEMENT, DATED SEPTEMBER 1, 1994, BY AND
          AMONG BKC, JZ EQUITY PARTNERS PLC (f/n/a MCIT PLC) AND
          AMERIKING (Filed as exhibit 10.10 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 10.11  AMENDMENT AND CONSENT NO. 1 TO SECURITIES PURCHASE
          AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN AMERIKING AND
          BANCBOSTON INVESTMENTS, INC. (Filed as exhibit 10.11 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.12  INTERCREDITOR AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
          AMONG BKC, AMERIKING VIRGINIA CORPORATION I, AMERIKING
          CINCINNATI CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN,
          GARY HUBERT, ENTERPRISES, AMERIKING AND THE FIRST
          NATIONAL BANK OF BOSTON (Filed as exhibit 10.12 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.13  STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN
          ENTERPRISES AND BKC (Filed as exhibit 10.13 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.14  RATIFICATION OF STOCK PLEDGE AGREEMENT, DATED MAY 21, 1996,
          BETWEEN ENTERPRISES AND BKC (Filed as exhibit 10.14 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.15  STOCK PLEDGE AGREEMENT, DATED NOVEMBER 21, 1995, BETWEEN
          ENTERPRISES AND THE FIRST NATIONAL BANK OF BOSTON, THE
          OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE 1 THERETO,
          AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
          exhibit 10.15 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.16  NOTE PURCHASE AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
          AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND, L.P.
          (Filed as exhibit 10.16 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 10.17  FORM OF AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENT, BY AND
          AMONG AMERIKING, ENTERPRISES AND PMI MEZZANINE FUND, L.P.      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 10.18  SUBORDINATION AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
          AMONG AMERIKING, ENTERPRISES, AMERIKING VIRGINIA
          CORPORATION I, AMERIKING CINCINNATI CORPORATION I,
          AMERIKING TENNESSEE CORPORATION I, AMERIKING COLORADO
          CORPORATION I, LAWRENCE JARO, WILLIAM OSBORN, GARY HUBERT
          AND BKC (Filed as exhibit 10.18 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 10.19  SALE-LEASEBACK AGREEMENT, DATED FEBRUARY 7, 1996, BY AND
          AMONG AMERIKING VIRGINIA CORPORATION I, AMERIKING
          TENNESSEE CORPORATION I AND FFCA ACQUISITION CORPORATION
          (Filed as exhibit 10.19 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 10.20  LEASE, DATED FEBRUARY 7, 1996, BY AND AMONG AMERIKING
          VIRGINIA CORPORATION I, AMERIKING TENNESSEE CORPORATION I
          AND FFCA ACQUISITION CORPORATION (Filed as exhibit 10.20
          to AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.21  FORM OF FRANCHISE AGREEMENT BETWEEN BKC AND FRANCHISEE
          (Filed as exhibit 10.21 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 10.22  SCHEDULE OF AMERIKING FRANCHISE AGREEMENTS (Filed as
          exhibit 10.22 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.23  FORM OF LEASE AGREEMENT BETWEEN BKC AND LESSEE (Filed as
          exhibit 10.23 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.24  SCHEDULE OF AMERIKING LEASE AGREEMENTS (Filed as exhibit
          10.24 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.25  FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGEMENT OF
          BKC FRANCHISE AGREEMENT (Filed as exhibit 10.25 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.26  FORM OF GUARANTEE, INDEMNIFICATION AND ACKNOWLEDGMENT OF
          BKC LEASE AGREEMENT (Filed as exhibit 10.26 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.27  CAPITAL EXPENDITURE AGREEMENT, DATED SEPTEMBER 1, 1994, BY
          AND AMONG AMERIKING, ENTERPRISES AND BKC (Filed as
          exhibit 10.27 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.28  CAPITAL EXPENDITURE AGREEMENT, DATED NOVEMBER 21, 1995, BY
          AND AMONG ENTERPRISES, AMERIKING TENNESSEE CORPORATION I
          AND BKC (Filed as exhibit 10.28 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 10.29  LETTER AGREEMENT, DATED FEBRUARY 7, 1996, BETWEEN
          ENTERPRISES AND BKC (Filed as exhibit 10.29 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 10.30  NAPARLO DEVELOPMENT AGREEMENT, DATED FEBRUARY 7, 1996,
          BETWEEN AMERIKING VIRGINIA CORPORATION I AND JOSEPH J.
          NAPARLO (Filed as exhibit 10.30 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 10.31  MANAGEMENT CONSULTING AGREEMENT, DATED SEPTEMBER 1, 1994,
          BY AND AMONG TJC MANAGEMENT CORPORATION, AMERIKING AND
          ENTERPRISES (Filed as exhibit 10.31 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

 10.32  INTENTIONALLY OMITTED......................................      *

 10.33  INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT, DATED
          SEPTEMBER 1, 1994 BETWEEN ENTERPRISES AND AMERIKING
          (Filed as exhibit 10.33 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 10.34  AMENDED AND RESTATED TAX SHARING AGREEMENT, DATED FEBRUARY
          7, 1996, BETWEEN ENTERPRISES AND AMERIKING (Filed as
          exhibit 10.34 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.35  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER
          1, 1994, BETWEEN LAWRENCE JARO AND ENTERPRISES (Filed as
          exhibit 10.35 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.36  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER
          1, 1994, BETWEEN WILLIAM OSBORN AND ENTERPRISES (Filed as
          exhibit 10.36 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.37  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER
          1, 1994, BETWEEN GARY HUBERT AND ENTERPRISES (Filed as
          exhibit 10.37 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.38  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER
          1, 1994, BETWEEN JOEL AASEBY AND ENTERPRISES (Filed as
          exhibit 10.38 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.39  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED SEPTEMBER
          1, 1994, BETWEEN SCOTT VASATKA AND ENTERPRISES (Filed as
          exhibit 10.39 to AmeriKing's Registration Statement (No.
          333-04261) and incorporated herein by reference).........      *

 10.40  EMPLOYMENT AND NON-INTERFERENCE AGREEMENT, DATED MAY 1,
          1997, BETWEEN AUGUSTUS F. HOTHORN AND NATIONAL RESTAURANT
          ENTERPRISES, INC. (Filed as exhibit 10.40 to AmeriKing's
          Form 10-Q for the three quarters ended September 29, 1997
          and incorporated herein by reference)....................      *

 10.41  FORM OF INDEMNIFICATION AGREEMENT BY AND AMONG AMERIKING
          AND EACH OF THE SIGNATORIES TO THIS REGISTRATION
          STATEMENT (Filed as exhibit 10.41 to AmeriKing's
          Registration Statement (No. 333-04261) and incorporated
          herein by reference).....................................      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

 10.42  INTENTIONALLY OMITTED......................................

 10.43  INTENTIONALLY OMITTED......................................

 10.44  LEASE AGREEMENT FOR WESTCHESTER, ILLINOIS HEADQUARTERS
          (Filed as exhibit 10.44 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 10.45  LOAN AND SECURITY AGREEMENT, DATED NOVEMBER 29, 1995,
          BETWEEN AMERIKING COLORADO CORPORATION I AND FRANCHISE
          ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 10.45 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.46  LOAN AND SECURITY AGREEMENT, DATED JULY 21, 1996, BETWEEN
          AMERIKING TENNESSEE CORPORATION I AND FRANCHISE
          ACCEPTANCE CORPORATION LIMITED (Filed as exhibit 10.46 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

 10.47  FORM OF INTERCREDITOR AGREEMENT BY AND AMONG BKC,
          AMERIKING, AND THE TRUSTEE AS REPRESENTATIVE OF THE
          HOLDERS OF SENIOR NOTES UNDER THE INDENTURE (ATTACHED TO
          EXHIBIT 4.38)............................................      *

 10.48  RESTATED EMPLOYMENT AND NON-INTERFERENCE AGREEMENT BETWEEN
          WILLIAM OSBORN AND ENTERPRISES (Filed as exhibit 10.48 to
          AmeriKing's Form 10-K for the year ended December 30,
          1996 and incorporated herein by reference)...............      *

 10.49  RECAPITALIZATION AGREEMENT AMONG AMERIKING AND THE
          STOCKHOLDERS APPEARING ON THE SIGNATURE PAGES THERETO
          (Filed as exhibit 10.49 to AmeriKing's Form 10-K for the
          year ended December 30, 1996 and incorporated herein by
          reference)...............................................      *

 10.50  MEMORANDUM OF UNDERSTANDING BETWEEN BKC AND THE COMPANY
          (Filed as exhibit 10.50 to AmeriKing's Registration
          Statement (No. 333-04261) and incorporated herein by
          reference)...............................................      *

 10.51  AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING CREDIT
          AND LOAN AGREEMENT, DATED MAY 14, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF
          BOSTON, THE OTHER LENDING INSTITUTIONS LISTED ON SCHEDULE
          I THERETO AND THE FIRST NATIONAL BANK OF BOSTON, AS AGENT
          (Filed as exhibit 10.51 to AmeriKing's Form 10-K for the
          year ended December 30, 1996 and incorporated herein by
          reference)...............................................      *

 10.52  ASSIGNMENT AND ACCEPTANCE DATED MAY 14, 1996, BY AND AMONG
          AMERIKING, ENTERPRISES, THE FIRST NATIONAL BANK OF BOSTON
          AND THE OTHER LENDING INSTITUTIONS, LISTED THERETO AND
          THE FIRST NATIONAL BANK OF BOSTON, AS AGENT (Filed as
          exhibit 10.52 to AmeriKing's Form 10-K for the year ended
          December 30, 1996 and incorporated herein by reference)..      *

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
------                          -----------                         ------------

10.53   FORM OF OPERATING AGREEMENT BY AND AMONG BKC, AMERIKING
          ENTERPRISES, AMERIKING COLORADO CORPORATION I, AMERIKING
          ILLINOIS CORPORATION I, AMERIKING TENNESSEE CORPORATION
          I, AMERIKING VIRGINIA CORPORATION I AND AMERIKING
          CINCINNATI CORPORATION I (Filed as exhibit 10.53 to
          AmeriKing's Form 10-K for the year ended December 30,
          1996 and incorporated herein by reference)...............      *

10.54   THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of June 17, 1997 among NATIONAL RESTAURANT
          ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON, N.A....      *

10.55   FOURTH AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
          dated as of December 24, 1998 among NATIONAL RESTAURANT
          ENTERPRISES, INC., AMERIKING INC. and BANKBOSTON, N.A....      *

10.56   WAIVER TO ACQUISITION CREDIT AGREEMENT.....................      *

10.57   WAIVER TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT..      *

10.58   ACQUISITION CREDIT AGREEMENT dated as of December 24, 1998 among NATIONAL RESTAURANT ENTERPRISES, INC., AMERIKING
          INC. and BANKBOSTON, N.A.................................      *

11++++  STATEMENTS RE: COMPUTATION OF EARNINGS PER SHARE...........

12++++  STATEMENTS RE: COMPUTATION OF RATIOS.......................

21      SUBSIDIARIES OF AMERIKING (Filed as exhibit 10.21 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

23.1    CONSENT OF MAYER, BROWN & PLATT (Filed as exhibit 23.1 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

23.2    CONSENT OF DELOITTE & TOUCHE (Filed as exhibit 23.2 to
          AmeriKing's Registration Statement (No. 333-04261) and
          incorporated herein by reference)........................      *

24      POWER OF ATTORNEY..........................................      *

25      T-1 FOR EXCHANGE DEBENTURE INDENTURE.......................      *

26      T-1 FOR SENIOR NOTE INDENTURE..............................      *

--------
*   Previously filed.
++ The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.
++++Superseding exhibit.