Form 10-Q
period 2002-07-01
AMERIKING INC
filed 2002-08-14
CIK 1014599

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended July 1, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the Transition period from to        to

                       Commission file number 333-04261

                               -----------------

                                AMERIKING, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                  36-3970707
                  (State or other           (I.R.S. employer
                   jurisdiction            identification no.)
                of incorporation or
                   organization)

                       2215 Enterprise Drive, Suite 1502
                             Westchester, Illinois
                   (Address of principal executive offices)

                                     60154
                                  (Zip code)

        Registrant's telephone number, including area code 708-947-2150

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of each of the registrant's classes of common stock as of July 29, 2002 was 902,992 of common stock, $.01 par value per Share (the "Common Stock").

================================================================================

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I

 Item 1. Financial Statements......................................................   4

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................  12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk................  17

PART II

 Item 6. Exhibits..................................................................  18

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

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AMERIKING, INC. AND SUBSIDIARY

                                                                                                        Page
                                                                                                        ----
Consolidated Balance Sheets as of July 1, 2002 and December 31, 2001...................................  5

Consolidated Statements of Operations for the quarter ended July 1, 2002 and June 25, 2001, and the two quarters ended July 1, 2002 and June 25, 2001........................................................  6

Consolidated Statements of Stockholders' Deficit for the two quarters ended July 1, 2002 and the fiscal years ended December 31, 2001 and December 25, 2000..................................................  7

Consolidated Statements of Cash Flows for the two quarters ended July 1, 2002 and June 25, 2001........  8

Notes to Consolidated Financial Statements.............................................................  9

                        AMERIKING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      July 1, 2002 and December 31, 2001

                                                                         July 1,
                                                                          2002       December 31,
                                                                       (unaudited)       2001
                                                                      -------------  ------------
                               ASSETS
                               ------
Current assets:
   Cash and cash equivalents......................................... $   2,995,000  $  4,436,000
   Accounts receivable...............................................     1,631,000     2,355,000
   Inventories.......................................................     3,500,000     3,871,000
   Prepaid expenses..................................................     2,637,000     4,080,000
                                                                      -------------  ------------
       Total current assets..........................................    10,763,000    14,742,000
Property and equipment...............................................    56,905,000    60,688,000
Goodwill.............................................................   139,968,000   139,968,000
Deferred income taxes................................................     6,508,000     7,120,000
Other assets:
   Deferred financing costs..........................................     4,153,000     4,583,000
   Franchise agreements..............................................     5,490,000     5,800,000
   Other long-term assets............................................       273,000       273,000
                                                                      -------------  ------------
       Total other assets............................................     9,916,000    10,656,000
                                                                      -------------  ------------
Total................................................................ $ 224,060,000  $233,174,000
                                                                      =============  ============

                 LIABILITIES, SENIOR PREFERRED STOCK
                        AND STOCKHOLDERS' DEFICIT
                        --------------------
Current liabilities:
   Accounts payable and other accrued expenses....................... $  15,152,000  $ 14,961,000
   Accrued interest..................................................    10,924,000     3,536,000
   Accrued payroll and related expenses..............................     7,611,000     5,931,000
   Accrued taxes payable.............................................     2,585,000     3,790,000
   Current portion of long-term debt.................................   116,550,000     1,002,000
   Debt subject to acceleration......................................   119,433,000   232,004,000
                                                                      -------------  ------------
       Total current liabilities.....................................   272,255,000   261,224,000
Long-term debt--less current portion and debt subject to acceleration       600,000       600,000
Deferred vendor incentives and other.................................    12,268,000    13,614,000
                                                                      -------------  ------------
       Total liabilities.............................................   285,123,000   275,438,000
Senior preferred stock...............................................    61,241,000    57,451,000
Commitments and contingencies
Stockholders' deficit:
   Preferred stock...................................................            75            75
   Common stock......................................................         9,030         9,030
   Accumulated deficit...............................................  (122,313,105)  (99,724,105)
                                                                      -------------  ------------
       Total stockholders' deficit...................................  (122,304,000)  (99,715,000)
                                                                      -------------  ------------
Total................................................................ $ 224,060,000  $233,174,000
                                                                      =============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                         Quarter Ended            Two Quarters Ended
                                                   -------------------------  --------------------------
                                                     July 1,      June 25,       July 1,      June 25,
                                                      2002          2001          2002          2001
                                                   -----------  ------------  ------------  ------------
Sales
   Restaurant food sales.......................... $91,404,000  $ 92,990,000  $171,890,000  $180,590,000
   Non-food sales.................................   2,756,000     2,748,000     5,174,000     5,156,000
                                                   -----------  ------------  ------------  ------------
      Total sales.................................  94,160,000    95,738,000   177,064,000   185,746,000
Restaurant operating expenses:
   Cost of food sales.............................  26,969,000    27,054,000    50,211,000    53,448,000
   Cost of non-food sales.........................   2,242,000     1,896,000     4,190,000     3,845,000
   Restaurant labor and related costs.............  27,928,000    27,890,000    55,433,000    54,418,000
   Occupancy......................................  10,788,000    10,584,000    21,107,000    21,194,000
   Depreciation and amortization of goodwill and
     franchise agreements.........................   2,747,000     3,845,000     5,306,000     7,771,000
   Advertising....................................   4,632,000     4,897,000     8,877,000     9,510,000
   Royalties......................................   3,238,000     3,255,000     6,080,000     6,321,000
   Write-down of long-lived assets................   1,663,000     5,696,000     2,898,000     5,696,000
   Other restaurant operating expenses............   9,556,000     9,769,000    18,356,000    19,694,000
                                                   -----------  ------------  ------------  ------------
      Total restaurant operating expenses.........  89,763,000    94,886,000   172,458,000   181,897,000
General and administrative expenses...............   5,037,000     4,672,000     9,168,000     9,694,000
Other operating expenses:
   Depreciation expense-office....................     154,000       165,000       320,000       333,000
   Loss on disposal of fixed assets...............          --        72,000            --       372,000
   Management and directors' fees.................     163,000       313,000       325,000       325,000
                                                   -----------  ------------  ------------  ------------
      Total other operating expenses..............     317,000       550,000       645,000     1,030,000
                                                   -----------  ------------  ------------  ------------
Operating loss....................................    (957,000)   (4,370,000)   (5,207,000)   (6,875,000)
Other expense:
   Interest expense...............................  (6,351,000)   (5,268,000)  (12,696,000)  (10,861,000)
   Amortization of deferred costs.................     (62,000)     (247,000)     (160,000)     (464,000)
   Other expense--net.............................     (37,000)      (24,000)      (59,000)      (48,000)
                                                   -----------  ------------  ------------  ------------
      Total other expense.........................  (6,450,000)   (5,539,000)  (12,915,000)  (11,373,000)
                                                   -----------  ------------  ------------  ------------
Loss before income tax expense....................  (7,407,000)   (9,909,000)  (18,122,000)  (18,248,000)
Income tax expense................................     299,000       643,000       612,000     1,341,000
                                                   -----------  ------------  ------------  ------------
Net loss..........................................  (7,706,000)  (10,552,000)  (18,734,000)  (19,589,000)
Preferred stock dividends (cumulative, undeclared)    (173,000)     (163,000)     (344,000)     (324,000)
Senior preferred stock dividends..................  (1,907,000)   (1,674,000)   (3,795,000)   (3,332,000)
Amortization of senior preferred stock issuance
  costs...........................................     (30,000)      (31,000)      (60,000)      (60,000)
                                                   -----------  ------------  ------------  ------------
Loss applicable to common stockholders............ $(9,816,000) $(12,420,000) $(22,933,000) $(23,305,000)
                                                   ===========  ============  ============  ============
Weighted average number of shares outstanding--
  basic and diluted...............................     902,992       902,992       902,992       902,992
                                                   -----------  ------------  ------------  ------------
Net loss per common share--basic and diluted...... $    (10.87) $     (13.75) $     (25.40) $     (25.81)
                                                   ===========  ============  ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                For the Two Quarters Ended July 1, 2002 and the
          Fiscal Years Ended December 31, 2001 and December 25, 2000

                                                                        Retained
                                                    Preferred Common    Earnings
                                                      Stock   Stock     (Deficit)        Total
                                                    --------- ------  -------------  -------------
BALANCE--December 27, 1999.........................   $ 75    $9,030  $ (13,452,105) $ (13,443,000)
   Dividends on senior preferred stock.............                      (6,026,000)    (6,026,000)
   Amortization of senior preferred stock issuance
     costs.........................................                        (119,000)      (119,000)
   Net loss........................................                     (18,952,000)   (18,952,000)
                                                      ----    ------  -------------  -------------
BALANCE--December 25, 2000.........................     75     9,030    (38,549,105)   (38,540,000)
   Dividends on senior preferred stock.............                      (7,011,000)    (7,011,000)
   Amortization of senior preferred stock Issuance
     costs.........................................                        (119,000)      (119,000)
   Net loss........................................                     (54,045,000)   (54,045,000)
                                                      ----    ------  -------------  -------------
BALANCE--December 31, 2001.........................     75     9,030    (99,724,105)   (99,715,000)
   Dividends on senior preferred stock.............                      (3,795,000)    (3,795,000)
   Amortization of senior preferred stock Issuance
     costs.........................................                         (60,000)       (60,000)
   Net loss........................................                     (18,734,000)   (18,734,000)
                                                      ----    ------  -------------  -------------
BALANCE--July 1, 2002..............................   $ 75    $9,030  $(122,313,105) $(122,304,000)
                                                      ====    ======  =============  =============




                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Two Quarters Ended July 1, 2002 and June 25, 2001
                                  (unaudited)

                                                                                     Two Quarters Ended
                                                                                 --------------------------
                                                                                    July 1,      June 25,
                                                                                     2002          2001
                                                                                 ------------  ------------
Cash flows from operating activities:
Net loss........................................................................ $(18,734,000) $(19,589,000)
   Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
   Depreciation and amortization................................................    5,786,000     8,568,000
   Deferred income taxes........................................................      612,000     1,279,000
   Write-down of long-lived assets..............................................    2,898,000     5,696,000
   Loss on disposition of equipment.............................................           --       372,000
   Paid in Kind interest on NRE Holdings Senior Notes...........................    3,467,000            --
   Changes in:
       Accounts receivable......................................................      724,000       762,000
       Inventories..............................................................      371,000       769,000
       Prepaid expenses and other assets........................................    1,408,000      (156,000)
       Accounts payable, accrued expenses and other long-term liabilities.......    6,708,000     1,034,000
                                                                                 ------------  ------------
          Net cash flows from (used in) operating activities....................    3,240,000    (1,265,000)
Cash flows from investing activities:
   Cash paid for franchise agreements...........................................      (33,000)           --
   Cash paid for property and equipment.........................................   (3,530,000)   (1,583,000)
                                                                                 ------------  ------------
          Net cash flows used in investing activities...........................   (3,563,000)   (1,583,000)
Cash flows from financing activities:
   Cash paid for financing costs................................................     (623,000)      (15,000)
   Purchase of fractional shares-senior preferred stock.........................       (5,000)       (2,000)
   Payments on long-term debt...................................................     (490,000)     (517,000)
                                                                                 ------------  ------------
          Net cash flows used in financing activities...........................   (1,118,000)     (534,000)
                                                                                 ------------  ------------
Net change in cash and cash equivalents.........................................   (1,441,000)   (3,382,000)
Cash and cash equivalents--Beginning of year....................................    4,436,000    21,174,000
                                                                                 ------------  ------------
Cash and cash equivalents--End of quarter....................................... $  2,995,000  $ 17,792,000
                                                                                 ============  ============
Supplemental disclosures of cash flow information:
   Cash paid for interest....................................................... $  2,065,000  $  5,933,000
                                                                                 ============  ============
   Cash paid for income taxes................................................... $     56,000  $     39,000
                                                                                 ============  ============
Supplemental disclosure of noncash investing and financing activities:
   Senior preferred stock dividends............................................. $  3,795,000  $  3,332,000
   Amortization of senior preferred stock issuance costs........................       60,000        60,000
                                                                                 ------------  ------------
          Total................................................................. $  3,855,000  $  3,392,000
                                                                                 ============  ============

                See notes to consolidated financial statements.

                        AMERIKING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

   In the Company's opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting of normal and recurring accruals) to present fairly our financial position as of July 1, 2002, the results of operations for the quarter and two quarters ended July 1, 2002 and June 25, 2001 and cash flows for the two quarters ended July 1, 2002 and June 25, 2001. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 29, 2002.

   The results of operations for the quarter and two quarters ended July 1, 2002 and June 25, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

   Net Loss Per Common Share--In calculating net loss per share, loss applicable to common stockholders is the same for both the basic and diluted calculations. Diluted earnings per share was the same as basic earnings per share during the two quarters ended July 1, 2002 and June 25, 2001 due to the antidilutive effect of the stock options and warrants in the respective quarters.

   Reclassifications--Certain information in the consolidated financial statements for the quarter and two quarters ended July 1, 2002 has been reclassified to conform to the current reporting format.

   Vendor Incentives--Vendor incentives are amortized over the lesser of the life of the vendor contract or the remaining franchise life.

   Accounting for the Impairment of Long-Lived Assets--The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 removes goodwill from its consideration of the carrying amounts of assets (see SFAS No.142 below). The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. The Company wrote-down $2.9 million of long-lived assets for the two quarters ended July 1, 2002. These write-downs consisted primarily of restaurant equipment, signage and other related store assets.

   New Accounting Standards--In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets." This Statement establishes accounting and reporting standards for how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon

                        AMERIKING, INC. AND SUBSIDIARY
their acquisition. In addition, the statement addresses how goodwill and other intangible assets should be accounted for after their initial acquisition. Goodwill will no longer be amortized over a fixed term of years, rather, goodwill will need to be tested at least annually for impairment. The Statement went into effect for the Company's 2002 fiscal year and the Company intends to write-down its goodwill for impairment by the end of the fiscal year. The Company has approximately $140 million of goodwill as of July 1, 2002. The Company estimates that the write-off associated with this pronouncement could exceed $50 million. In accordance with the Statement, the Company has identified its 11 geographic markets as its reporting units. The Company anticipates that all but one reporting unit, the Chicago market, has impaired goodwill.

   The following table adjusts net loss and net loss per share for the quarter and two quarters ended June 25, 2001 for comparison with the net loss for the quarter and two quarters ended July 1, 2002:

                                         Quarter Ended Quarter Ended 2 Quarters Ended 2 Quarters Ended
                                         July 1, 2002  June 25, 2001   July 1, 2002    June 25, 2001
                                         ------------- ------------- ---------------- ----------------
Reported net loss.......................  $(7,706,000) $(10,552,000)   $(18,734,000)    $(19,589,000)
Add back--goodwill amortization.........           --     1,277,000              --        2,560,000
                                          -----------  ------------    ------------     ------------
Adjusted net loss.......................  $(7,706,000) $ (9,275,000)   $(18,734,000)    $(17,029,000)
                                          ===========  ============    ============     ============
Basic and diluted loss per common share:
Net loss per common share...............  $    (10.87) $     (13.75)   $     (25.40)    $     (25.81)
Add back--goodwill amortization.........           --          1.41              --             2.84
                                          -----------  ------------    ------------     ------------
Adjusted net loss per common share......  $    (10.87) $     (12.34)   $     (25.40)    $     (22.97)
                                          ===========  ============    ============     ============

   On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescissions of SFAS No. 4 and No. 64 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescissions of SFAS No. 4 and No. 64 are effective for the Company's fiscal year ended December 29, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company will reclassify approximately $2.9 million of debt extinguishment costs recorded for 2001 that are classified under current accounting standards as extraordinary items to other interest costs. AmeriKing has had discussions with its bank lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure (see Note 3, "Business Condition"). The Company anticipates a resolution to the capital and debt restructuring by the end of the fiscal year. As a result, the Company anticipates an additional $3.2 million of debt extinguishment costs that will be recorded as extraordinary items in fiscal 2002 that will need to be reclassified to other interest costs in comparative statements presented in the year of adoption. The amendment of SFAS No. 13 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not believe that the amendment of SFAS No. 13 will have a significant impact on the Company's results.

3.  Business Condition

   At July 1, 2002, the Company had negative working capital of $261.5 million and a stockholders' deficit of $122.3 million. The negative working capital includes $115.5 million of unpaid bank debt which was due and payable on June 30, 2002 and $119.4 million of additional bond debt subject to acceleration arising out of the Company's failure to pay interest and to meet the financial covenants of its $115.5 million Bank Credit Agreement (dating back to results for the four-week period ended October 22, 2001). In addition, $10.9 million of interest on the Company's bond and bank debt remains unpaid. As a result of being out of compliance, the bank lending group exercised their right to block the semi-annual cash payments of interest on the NRE Holdings and AmeriKing Senior Notes. In addition, during the first two quarters of 2002, the Company incurred a loss from operations of $5.2 million.

   As stated above, the Company was unable to repay the remaining principal and outstanding interest on the $115.5 million Bank Credit Agreement due and payable on June 30, 2002. AmeriKing is negotiating with its bank lending group to amend the existing bank credit agreement and extend its maturity. In addition to negotiations with the bank lending group, AmeriKing is meeting with BKC and its investment advisors on restructuring its long-term obligations and capital structure as well as securing additional capital. The Company anticipates a resolution to the capital and debt restructuring and its ability to secure additional capital by the end of the fiscal year. The Company is also seeking a return to covenant compliance in accordance with its Bank Credit Agreement.

   During fiscal year 2001 and continuing in 2002, management has held meetings with various landlords representing approximately 75% of leased restaurants. These meetings were intended to seek reduced rent payments, or other assistance, to better reflect the existing restaurant economics of many of our restaurants. To date, we have relatively few formal commitments for any rent reductions or assistance, but believe that we will be able to achieve reduced rent levels in a larger, select group of restaurants and in conjunction with our planned debt and capital restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Restaurant sales include food sales and merchandise sales. Merchandise sales include convenience store sales at the Company's dual-use facilities, as well as sales of promotional products at the Company's restaurants. On an annual basis, merchandise sales have contributed less than 3.8% of total historical restaurant sales. Promotional products, which account for the majority of merchandise sales, are generally sold at or near cost.

   Earnings before interest, taxes, depreciation and amortization (EBITDA) represent operating loss plus depreciation and amortization of goodwill and franchise agreements, write-down of long-lived assets, pre-opening costs, restructuring expenses and other operating expenses. While EBITDA should not be construed as a substitute for operating loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows included herein.

   The Company includes in the comparable restaurant sales analysis discussed below only those restaurants that have been in operation for a minimum of twelve months. For a restaurant not operating for the entire prior annual period, the sales for the interim period in the prior year are compared to that for the comparable interim period in the indicated year.

Quarter ended July 1, 2002 Compared to Quarter ended June 25, 2001

   Restaurant Sales. Total sales decreased $1.6 million or 1.7% during the quarter ended July 1, 2002, to $94.2 million, from $95.8 million during the quarter ended June 25, 2001. Total sales were impacted by the closing of 16 restaurants during the quarter ended July 1, 2002. Sales at the comparable restaurants, including only those restaurants owned by us at July 1, 2002, decreased 0.3% for the quarter. Though negative, this quarter's comparable sales percentage exceeded the first quarter's comp sales percentage of -8.2% by 7.9%. We registered our first positive comparable sales figure in over two years for the four week period ended May 27, 2002, when sales at comparable restaurants increased 3.6%, in conjunction with Burger King's Shaq Pack offering. It is hoped that new product offerings, an improved BKC national marketing program, the launch of a national value program, and a renewed focus on operational execution by the Company will drive further sales growth.

   Restaurant Operating Expenses. As a percentage of sales, restaurant operating expenses decreased 3.8%, to 95.3% during the quarter ended July 1, 2002 from 99.1% during the quarter ended June 25, 2001. This decrease is primarily due to a 4.1% decrease as a percentage of sales in the write-down of long-lived assets ($1.7 million write-down for the quarter ended July 1, 2002 versus $5.7 million for the same quarter prior year), and a 1.1% decrease as a percentage of sales in depreciation and amortization offset by a 0.8% increase as a percentage of sales in the cost of sales and a 0.6% increase as a percentage of sales in restaurant labor and related costs.

   Cost of sales increased 0.8% as a percentage of sales to 31.0% during the quarter ended July 1, 2002 from 30.2% during the quarter ended June 25, 2001. Cost of food sales increased 0.4% as a percentage of sales to 28.6% during the quarter ended July 1, 2002 from 28.2% during the quarter ended June 25, 2001. The percentage of sales increase is primarily due to higher chicken, bun and paper costs associated with the relaunch of the Whopper and the introduction of the Chicken Whopper offset by lower beef costs and the removal of the lower margin products associated with the "Cravers" menu which were still in the restaurants at this time last year. Cost of non-food sales increased 0.4% as a percentage of sales to 2.4% during the quarter ended July 1, 2002 from 2.0% during the quarter ended June 25, 2001. The increase is attributable to a shift in product mix.

   Restaurant labor and related costs remained flat at $27.9 million for the quarter ended July 1, 2002, but increased 0.6% as a percentage of total sales to 29.7% during the quarter ended July 1, 2002 from 29.1% during the quarter ended June 25, 2001. The increase in restaurant labor and related costs as a percentage of sales was primarily due to a 0.3% increase in hourly wages, 0.2% increase in hourly management and 0.1% increase in related costs. The increases in hourly and hourly management wages were primarily due to merit increases and a conscious decision made in the prior year to increase staff in an effort to improve customer service. In the third quarter 2002, the Company is focused on improving labor management in order to maximize the use and productivity of our employees without impacting customer service. The Company believes it will achieve labor savings in the second half of 2002.

   Operating margin (defined as total sales less total cost of sales and less restaurant labor and related costs) decreased $1.9 million during the quarter ended July 1, 2002, to $37.0 million from $38.9 million during the quarter ended June 25, 2001. As a percentage of sales, operating margin decreased 1.4% to 39.3% during the quarter ended July 1, 2002 from 40.7% during the quarter ended June 25, 2001 due to the percentage increases in cost of sales and labor and related costs (as explained above).

   Depreciation and amortization decreased $1.1 million during the quarter ended July 1, 2002, to $2.7 million from $3.8 million during the quarter ended June 25, 2001. As a percentage of sales, depreciation and amortization expense decreased 1.1% to 2.9% during the quarter ended July 1, 2002 from 4.0% during the quarter ended June 25, 2001. The decrease in depreciation dollars is due to the fact goodwill is no longer to be amortized in accordance with SFAS No. 142 and also due to the continued write-downs of long-lived assets, which reduces the ongoing carrying value of long-lived assets, in accordance with SFAS No. 144.

   Write-down of long-lived assets reflects an impairment amount of $1.7 million for the quarter ended July 1, 2002 versus $5.7 million for the quarter ended June 25, 2001. The $4.0 million decrease in the write-down of long-lived assets is attributable to the exclusion of goodwill this year from the analysis in accordance with SFAS No. 144. We will be testing goodwill for impairment in accordance with SFAS No. 142 by the end of the year. We anticipate a goodwill impairment that could exceed $50 million and that will be recognized as a cumulative effect of a change in accounting principle. In accordance with the Statement, the Company has identified its 11 geographic markets as its reporting units. The Company anticipates that all but one reporting unit, the Chicago market, has impaired goodwill.

   Occupancy and other restaurant operating expenses including advertising and royalties decreased $0.3 million during the quarter ended July 1, 2002 and increased 0.2% as a percentage of sales to 30.0% during the quarter ended July 1, 2002 from 29.8% during the quarter ended June 25, 2001. Occupancy expense increased $0.2 million during the quarter ended July 1, 2002 and increased 0.4% as a percentage of sales to 11.5% during the quarter ended July 1, 2002 from 11.1% during the quarter ended June 25, 2001. The dollar increase in occupancy expense is primarily due to lease concession costs incurred to close a restaurant with very unfavorable lease terms given its sales performance and economic situation. Other restaurant operating expenses, including advertising and royalties, decreased $0.5 million and decreased 0.2% as a percentage of sales to 18.5% during the quarter ended July 1, 2002 from 18.7% during the quarter ended June 25, 2001. The decrease in other operating expense dollars is primarily due to the variable nature of advertising, tightened cost controls and lower utility costs.

   General and Administrative Expenses. General and administrative expenses increased $0.3 million to $5.0 million during the quarter ended July 1, 2002 and increased 0.4% as a percentage of sales to 5.3% during the quarter ended July 1, 2002 from 4.9% during the quarter ended June 25, 2001. The increase in general and administrative expenses is due to increases in relocation expenses, legal fees and the internal transfer and treatment of corporate marketing individuals as general and administrative expense, offset by reduced discretionary spending and staff reductions.

   Other Operating Expenses. Other operating expenses decreased $0.3 million to $0.3 million during the quarter ended July 1, 2002 from $0.6 million for the quarter ended June 25, 2001. The decrease is due to no losses on the disposal of fixed assets this year and lower management and director fees recognized for the quarter.

   Other Expense. Other expense increased $0.9 million during the quarter ended July 1, 2002 to $6.4 million from $5.5 million during the quarter ended June 25, 2001. The majority of the increase is due to higher interest expense related to the Company's debt instruments (to be discussed below in the "Liquidity and Capital Resources" section).

   Income taxes. Despite a net loss, the Company incurred income tax expense of $0.3 million. This expense is primarily due to an increase in the valuation allowance associated with net deferred tax assets.

   EBITDA. As defined in Item 2, EBITDA decreased $2.0 million to $3.8 million for the quarter ended July 1, 2002 from $5.8 million for the quarter ended June 25, 2001. As a percentage of total sales, EBITDA decreased 2.0%, to 4.0% for the quarter ended July 1, 2002 from 6.0% for the quarter ended June 25, 2001. The decline in EBITDA is the result of the factors discussed above.

Two Quarters ended July 1, 2002 Compared to Two Quarters ended June 25, 2001

   Restaurant Sales. Total sales decreased $8.7 million or 4.7% during the two quarters ended July 1, 2002, to $177.0 million, from $185.7 million during the two quarters ended June 25, 2001. Total sales were impacted by the closing of 17 restaurants during the two quarters ended July 1, 2002. Sales at the comparable restaurants, including only those restaurants owned by the Company at July 1, 2002, decreased 4.2% for the two quarters primarily due to a decrease in customer traffic. It is hoped that new product offerings, an improved BKC national marketing program, the launch of a national value program, and a renewed focus on operational execution by the Company will drive further sales growth.

   Restaurant Operating Expenses. As a percentage of sales, restaurant operating expenses decreased 0.5%, to 97.4% during the two quarters ended July 1, 2002 from 97.9% during the two quarters ended June 25, 2001. This decrease is primarily due to a 1.5% decrease as a percentage of sales in the write-down of long-lived assets ($2.9 million write-down for the two quarters ended July 1, 2002 versus $5.7 million for the same two quarters prior year), a 1.2% decrease as a percentage of sales in depreciation and amortization and a 0.3% decrease in advertising and other restaurant expenses, offset by a 2.0% increase as a percentage of sales in restaurant labor and related costs and a 0.5% increase in occupancy costs.

   Cost of sales decreased 0.1% as a percentage of sales to 30.7% during the two quarters ended July 1, 2002 from 30.8% during the two quarters ended June 25, 2001. Cost of food sales decreased 0.4% as a percentage of sales to 28.4% during the two quarters ended July 1, 2002 from 28.8% during the two quarters ended June 25, 2001. The percentage of sales decrease is primarily due to lower beef costs and less discounting of menu prices as compared to the same two quarters last year (which included the "Triple Play" promotion featuring a $.49 cheeseburger/$.99 double cheeseburger and a $1.49 triple cheeseburger), and the removal of the lower margin products associated with the "Cravers" menu which was still in the restaurants at this time last year offset by higher chicken, bun and paper costs associated with the relaunch of the Whopper and the introduction of the Chicken Whopper. Cost of non-food sales increased 0.3% as a percentage of sales to 2.3% during the two quarters ended July 1, 2002 from 2.0% during the two quarters ended June 25, 2001. The increase is attributable to a shift in product mix.

   Restaurant labor and related costs increased $1.0 million to $55.4 million for the two quarters ended July 1, 2002, increasing 2.0% as a percentage of total sales to 31.3% during the two quarters ended July 1, 2002 from 29.3% during the two quarters ended June 25, 2001. The increase in restaurant labor and related costs as a percentage of sales was primarily due to a 1.2% increase in hourly wages, 0.2% increase in hourly management, 0.5% increase in management wages and 0.1% increase in related costs. The increases in hourly and management wages were primarily due to merit increases and a conscious decision made in the prior year to increase staff in an effort to improve customer service. In the third quarter 2002, the Company is focused on improving labor management in order to maximize the use and productivity of our employees without impacting customer service. The Company believes it will achieve labor savings in the second half of 2002.

   Operating margin (defined as total sales less total cost of sales and less restaurant labor and related costs) decreased $6.8 million during the two quarters ended July 1, 2002, to $67.2 million from $74.0 million during the two quarters ended June 25, 2001. As a percentage of sales, operating margin decreased 1.9% to 38.0% during the two quarters ended July 1, 2002 from 39.9% during the two quarters ended June 25, 2001 due to the percentage increase in labor and related costs offset by the decrease in the cost of sales (as explained above).

   Depreciation and amortization decreased $2.5 million during the two quarters ended July 1, 2002, to $5.3 million from $7.8 million during the two quarters ended June 25, 2001. As a percentage of sales, depreciation and amortization decreased 1.2% to 3.0% during the two quarters ended July 1, 2002 from 4.2% for the two quarters ended June 25, 2000. The decrease in depreciation dollars is due to the fact goodwill is no longer to be amortized in accordance with SFAS No. 142 and also due to the continued write-downs of long-lived assets, which reduces the ongoing carrying value of long- lived assets, in accordance with SFAS No. 144.

   Write-down of long-lived assets reflects an impairment amount of $2.9 million for the two quarters ended July 1, 2002 versus $5.7 million for the two quarters ended June 25, 2001. The $2.8 million decrease in the write-down of long-lived assets is attributable to the exclusion of goodwill this year from the analysis in accordance with SFAS No. 144. We will be testing goodwill for impairment in accordance with SFAS No. 142 by the end of the year. We anticipate a goodwill impairment that could exceed $50 million and that will be recognized as a cumulative effect of a change in accounting principle.

   Occupancy and other restaurant operating expenses including advertising and royalties decreased $2.3 million to $54.4 million during the two quarters ended July 1, 2002 and increased 0.2% as a percentage of sales to 30.7% during the two quarters ended July 1, 2002 from 30.5% during the two quarters ended June 25, 2001. Occupancy expense decreased $0.1 million during the two quarters ended July 1, 2002 and increased 0.5% as a percentage of sales to 11.9% during the two quarters ended July 1, 2002 from 11.4% during the two quarters ended June 25, 2001. The percentage increase in occupancy expense is due to the fixed portion of rents on lower sales volumes. The slight decrease in occupancy dollars is due to the closing of 17 restaurants this year offset by the lease concession costs incurred to close a restaurant with very unfavorable lease terms given its sales performance and economic situation. Other restaurant operating expenses, including advertising and royalties, decreased $2.2 million and decreased 0.3% as a percentage of sales to 18.8% during the two quarters ended July 1, 2002 from 19.1% during the two quarters ended June 25, 2001. The decrease in other operating expense dollars is primarily due to the variable nature of advertising, tightened cost controls and lower utility costs.

   General and Administrative Expenses. General and administrative expenses decreased $0.5 million to $9.2 million during the two quarters ended July 1, 2002 and remained flat at 5.2% as a percentage of sales. The decrease in general and administrative expense dollars is due to reduced discretionary spending and net staff reductions offset by increases in relocation expenses, legal fees and the internal transfer and treatment of corporate marketing individuals as general and administrative expense.

   Other Operating Expenses. Other operating expenses decreased $0.4 million to $0.6 million during the two quarters ended July 1, 2002 from $1.0 million for the two quarters ended June 25, 2001. The decrease in other operating expenses is due to no losses on the disposal of fixed assets this year.

   Other Expense. Other expense increased $1.5 million during the two quarters ended July 1, 2002 to $12.9 million from $11.4 million during the two quarters ended June 25, 2001. The majority of the increase is due to higher interest expense related to the Company's debt instruments (to be discussed below in the "Liquidity and Capital Resources" section).

   Income taxes. Despite a net loss, the Company incurred income tax expense of $0.6 million. This expense is due primarily to an increase in the valuation allowance associated with net deferred tax assets.

   EBITDA. As defined in Item 2, EBITDA decreased $4.1 million to $3.6 million for the two quarters ended July 1, 2002 from $7.7 million for the two quarters ended June 25, 2001. As a percentage of total sales, EBITDA decreased 2.0%, to 2.1% for the two quarters ended July 1, 2002 from 4.1% for the two quarters ended June 25, 2001. The decline in EBITDA is a result of the factors discussed above.

Liquidity and Capital Resources

   Net cash flows from operating activities increased $4.5 million during the two quarters ended July 1, 2002, to a source of cash of $3.2 million, from a use of cash of $1.3 million during the two quarters ended June 25, 2001. The increase is primarily due to period timing differences in how payroll and vendor bills were accrued and paid during the comparable time periods. In addition, due to the Company's limited cash resources, the Company has extended payment terms to several vendors and has deferred interest payments to its bank lending group and bondholders.

   Net cash flows used by investing activities for the two quarters ended July 1, 2002 was $3.6 million. These capital expenditures were for equipment replacement in the Company's existing facilities as well as for required new kitchen equipment.

   For the two quarters ended July 1, 2002, the Company made principal reductions totaling approximately $0.5 million related to the 1995, 1996, and 1998 FAC Notes. In addition, the Company incurred $0.3 million in financing costs related to last year's exchange offering and an additional $0.3 million related to this year's planned financial restructuring.

   There are no plans for new restaurant development in fiscal year 2002. AmeriKing has contractual obligations for restaurants subject to franchise renewal ("successors") and other commitments for restaurant improvements. The Company has 12 deferred successors, whose franchise renewal date has already passed, for an estimated total cost of $4.2 million.

   AmeriKing is also obligated to make restaurant improvements related to the receipt of vendor incentives in fiscal 2000. AmeriKing anticipates the remaining vendor incentive obligations to be approximately $10.0 million. Changes to drive-thrus must be completed by December 31, 2002, with the deadline for signage changes being June 30, 2003. The actual amount of the Company's cash requirements for capital expenditures presently depends on, among other things, the costs associated with ongoing equipment replacement and remodeling of existing restaurants and the number of franchised restaurants subject to renewal, including the costs associated with bringing the related restaurants up to BKC's then current design specifications in connection with these franchise renewals. AmeriKing's current and forecasted cash will not be sufficient to meet these successor and capital improvement obligations without a restructuring of the Company's finances and the receipt of additional capital.

   Concurrent with the exchange offering that occurred on June 29, 2001, National Restaurant Enterprises, Inc. entered into a $115,500,000 amended and restated senior secured revolving credit facility with Fleet National Bank, as agent, payable and due on June 30, 2002. The credit agreement contains several financial covenants, which will require National Restaurant Enterprises to maintain certain financial ratios and restrict National Restaurant Enterprises' ability to incur indebtedness and pay dividends. The commitment fee on the unused portion of the revolver will be 1/2% per year, payable quarterly. As part of the terms of the credit facility, the Company made a principal payment of $3.3 million to reduce the outstanding credit facility balance from $118.8 million. The Company also incurred $2.2 million in amendment and closing fees paid and payable to its bank lending group, with $1.7 million payable no later than June 30, 2002. The Company has deferred this payment to the banks, as well as accrued interest and the $115,500,000 principal now due, pending a restructuring of the Company's finances.

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

   AmeriKing was unable to repay the $115.5 million Bank Credit Agreement due and payable on June 30, 2002. The Company's current and forecasted cash will not be sufficient to meet BKC's successor and capital improvement obligations. The Company has been blocked from paying interest semi-annually to the Company's bondholders as a result of its failure to comply with the financial covenants of the credit facility. AmeriKing has had discussions with its bank lending group, BKC and its investment advisors on restructuring its long-term obligations and capital structure and securing additional capital. The Company anticipates a resolution to the capital and debt restructuring and its ability to secure additional capital by the end of the fiscal year.

   During fiscal year 2001 and continuing in 2002, management has held meetings with various lessors representing approximately 75% of leased restaurants. These meetings were intended to seek reduced rent payments, or other assistance, to better reflect the existing restaurant economics of many of our restaurants. To date, we have relatively few formal commitments for any rent reductions or assistance, but believe that we will be able to achieve reduced rent levels in a larger, select group of restaurants and in conjunction with our planned debt and capital restructuring.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is subject to market risk associated with fluctuations in interest rates. Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $117.7 million at July 1, 2002. Of this balance, the Fleet Bank revolver comprised $115.5 million bearing an interest rate calculated at the lesser of Fleet Bank's base rate or the Eurodollar rate plus 5.0% (2.0% represents a penalty for failing to be in compliance with the financial covenants). The remainder includes the 1995 Franchise Acceptance Corporation ("FAC") Note of $0.9 million bearing an interest rate of 2.75% above FAC's program rate, and the 1998 FAC Note comprised $1.3 million bearing an interest rate of 2.5% above FAC's program rate. Assuming a 20% increase in interest rates, we would experience an increase in interest expense of approximately $0.6 million. We do not hold any market risk sensitive financial instruments for trading purposes.

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

   1. TJC Consulting Agreement

   2. Jaro Employment Agreement

                                 CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of AmeriKing, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the periods ended July 1, 2002 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westchester, State of Illinois.

                                              AMERIKING, INC.


Date          August 14, 2002                             /S/  JOSEPH LANGTEAU
     ----------------------------------            -----------------------------------
                                                            Joseph Langteau
                                                   President, Chief Executive Officer,
                                                      Chief Operating Officer and
                                                                 Director

Date          August 14, 2002                           /S/  MICHAEL J. NICHOLAS
     ----------------------------------            -----------------------------------
                                                          Michael J. Nicholas
                                                       Vice President of Finance,
                                                         Treasurer and Director

Date          August 14, 2002                              /S/  JOHN C. CLARK
     ----------------------------------            -----------------------------------
                                                             John C. Clark
                                                    Vice President of Accounting and
                                                          Corporate Controller